Form 10QSB
period 1996-06-30
AMERICAN BANCSHARES INC \FL\
filed 1996-08-13
CIK 1004528

U.S. Securities and Exchange Commission

                                Washington, D.C.

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                          For the transition period to

                         Commission file number 0-27474


                            American Bancshares, Inc.
        (Exact name of small business issues as specified in its charter)


              Florida                                     65-0624640
      (State or other jurisdiction                   (IRS Emloyer Id. No.)
       incorporation or organization

                 4702 Cortez Road West, Bradenton, Florida 34210

                                  (941) 795-3050



     (Former name, address or fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

State the number of shares outstanding of each issuer's classes of common equity, as of the last practicable date:

3,870,867   Common shares as of July 31, 1996

                            TABLE OF CONTENTS



Part I                                                              Page

FINANCIAL INFORMATION

Item 1   Financial Statements
         -Statement of Condition                                      1
         -Statement of Operations (3 months ended June 30)            2
         -Statement of Operations (6 months ended June 30)            3
         -Statement of Cashflows                                      4

         -Notes to Consolidated Condensed Financial Statements        5-6

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                   7-8


Part II

OTHER INFORMATION

Item 1            Legal Proceedings                                   n/a
                  (Not applicable this report)

Item 2            Changes in Securities                               n/a
                  (Not applicable this report)

Item 3            Defaults Upon Senior Securities
                  (Not applicable this report)                        n/a

Item 4            Submission of Matters to a Vote
                  of Security Holders                                 9

Item 5            Other Information                                   n/a
                  (Not applicable this report)

PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

American Bancshares, Inc. and Subsidiary
Consolidated Condensed Statement of Condition

                                                   June 30,       December 31,
                                                     1996             1995
Assets                                            (unaudited)      (audited)
                                                  -----------     -----------

Cash and due from banks                          $    6,398          $    5,687
Federal funds sold                                    8,250               1,000
Interest-bearing deposits in banks                    2,290                  81
Mortgage loans held for sale                         21,971              21,011
Investment securities, available for sale            22,502              23,128
Mortgage-backed securities available for sale         7,244                 945
Loans (net of allowance  for credit losses and
  deferred loan fees of $476,524 as
  of June 30, 1996, and $493,566 as of
  December 31, 1995)                                113,759              97,480
Premises and equipment, net                           5,570               4,071
Other assets                                          2,702               1,545
                                                   ----------        -----------

  Total assets                                   $  190,686         $   154,948
                                                   ==========        ===========


Liabilities and shareholders' equity

Liabilities
  Deposits                                      $   162,117         $   129,861
  Securities sold under agreements to repurchase      9,794               9,567
  Federal funds purchased and FHLB borrowings             0               5,000
  Other liabilities                                   1,490                 822
                                                   ----------        -----------
    Total liabilities                           $   173,401         $   145,250

Shareholders' equity
  Common stock, $1.175 par value, 10,000,000
    shares authorized, 3,854,063 shares
    issued and outstanding as of June 30, 1996,
    and 2,401,070 as of December 31, 1995             4,529               2,821
  Additional paid-in capital                         11,026               5,258
  Unrealized gain(loss) on investment securities
    available for sale, net                            (236)                 47
  Retained earnings                                   1,966               1,572
                                                   ----------        -----------
    Total shareholders' equity                       17,285               9,698
                                                   ----------        -----------

  Total liabilities and shareholde$s' equity      $ 190,686         $   154,948
                                                   ==========        ===========

American Bancshares, Inc. and Subsidiary
Consolidated Condensed Statement of Operations
(unaudited)


                                                   Three months ended June 30,
                                                         1996        1995
                                                       -------     --------
Interest income
  Interest on loans                               $    2,999      $     2,401
  Interest on mortgage backed securities, taxable         90                0
  Interest on investment securities, taxable             253              294
  Interest on investment securities, nontaxable            5                5
  Other interest income                                   78               82
                                                    --------         --------
    Total interest income                              3,425            2,782

Interest expense
  Deposits                                             1,602            1,424
  Securities sold under agreements to repurchase          87               58
  Federal funds purchased and FHLB advances                1                0
                                                    --------         --------
    Total interest expense                             1,690            1,482

Net interest income                                    1,735            1,300
Provision for loan losses                                 48               91
                                                    --------         --------
Net interest income after provision for loan loss      1,687            1,209

Noninterest income
  Service charges & fees                                 165              128
  Gain on sale of loans                                   35                0
  Fees on mortgage servicing                              10               30
  Gain on sale of servicing                                4                0
  Originated mortgage servicing rights                    59                0
  Merchant fees                                           93               29
  Other income                                            61              128
                                                    --------         --------
    Total noninterest income                             427              315

Noninterest expense
  Salaries & employee benefits                           926              584
  Net occupancy expense                                  193              136
  Data processing expense                                155               98
  Other expenses                                         514              274
                                                    --------         --------
    Total noninterest expense                          1,788            1,092

Income before income taxes                               326              432
Provision for income taxes                               127              153
                                                    --------         --------

Net income                                        $      199      $       279
                                                   =========          ========

Earnings per share                                $     0.05      $      0.13
                                                   =========          ========

Weighted average number of shares outstanding(1)   4,084,388         2,128,722
                                                   =========         =========

(1) Includes the dilution effect of unexercised warrants.

American Bancshares, Inc. and Subsidiary
Consolidated Condensed Statement of Operations
(unaudited)


                                                  Six months ended June 30,
                                                        1996            1995
                                                    --------         ---------
Interest income
  Interest on loans                               $    5,774             4,628
  Interest on mortgage backed securities, taxable        170                 0
  Interest on investment securities, taxable             476               603
  Interest on investment securities, nontaxable           10                10
  Other interest income                                  150                98
                                                    --------         ---------
    Total interest income                              6,580             5,339

Interest expense
  Deposits                                             3,066             2,741
  Securities sold under agreements to repurchase         168                99
  Federal funds purchased and FHLB advances               39                 0
                                                    --------         ---------
    Total interest expense                             3,273             2,840

Net interest income                                    3,307             2,499
Provision for loan losses                                 77               180
                                                    --------         ---------
Net interest income after provision for loan loss      3,230             2,319

Noninterest income
  Service charges & fees                                 319               238
  Gain on sale of loans                                  135               111
  Fees on mortgage servicing                              18                30
  Gain on sale of servicing                                4                 0
  Originated mortgage servicing rights                   180                 0
  Merchant fees                                          152                40
  Other income                                            95                88
                                                    --------         ---------
    Total noninterest income                             903               507

Noninterest expense
  Salaries & employee benefits                         1,824             1,159
  Net occupancy expense                                  380               292
  Data processing expense                                298               162
  Other expenses                                         995               515
                                                    --------         ---------
    Total noninterest expense                          3,497             2,128

Income before income taxes                               636               698
Provision for income taxes                               242               259
                                                    --------         ---------

Net income                                        $      394        $      439
                                                    ========         =========

Earnings per share                                $     0.11        $     0.23
                                                    ========         =========

Weighted average number of shares outstanding(1)   3,584,727         2,211,885
                                                  ==========         =========

(1) Includes the dilution effect of unexercised warrants.

American Bancshares, Inc. and Subsidiary
Consolidated Statement of Cashflow
(unaudited)
                                                       Six months ended June 30,
                                                            1996        1995
                                                          --------    --------
Cash flows from operating activities:
Net income                                                $    394   $     439
                                                          --------    --------
Adjustments  to  reconcile   net  income  to  net
  cash provided by operatingactivities:
Provision for loan losses                                       78         180
Net gain on sale of investment securities                      (13)         42
Net gain on sale of loans                                     (135)          0
Net gain on sale of mortgage servicing rights                   (5)          0
Net gain on originated mortgage servicing rights                 0           0
Net gain on sale of assets                                       0           0
Deferred income taxes                                          252         (55)
Depreciation                                                   189         127
Net amortization of premiums and accretion of discounts on
   investment securities                                       (57)         (3)
Increase in other liabilities                                  675         411
Increase in other assets                                      (197)        (62)
                                                          --------    --------
  Total adjustments                                            607         640
                                                          --------    --------
  Net cash provided by operating activities                  1,001       1,079
                                                          --------    --------


Loan originations, net of repayments                       (35,050)     (6,831)
Purchase of loans held for sale                                  0           0
Proceeds from sales of loans held for sale                  17,883           0
Purchases of bank premises and equipment                    (1,687)     (1,123)
Proceeds on sales of assets                                      0           0
Proceeds from maturities of held to maturity
 investment securities                                           0         101
Proceeds from sales and maturities of available
 for sale investment securities                              9,802       2,725
Purchases of held to maturity investment securities              0           0
Purchases of available for sale investment
 securities                                                (16,641)     (1,043)
                                                           --------    --------
  Net cash used in investing activities                    (25,693)     (6,171)
                                                           --------    --------


Net increase (decrease) in demand deposits, NOW
 and savings accounts                                       14,338        (200)
Net increase in time deposits                               17,365      11,441
Net increase (decrease) in securities sold under
 agreements to repurchase                                      227       1,196
Principal payments under capital lease obligations               0           0
Proceeds from advances from the Federal Home Loan Bank      (5,000)          0
Proceeds from sale of stock                                  7,932         576
                                                           --------    --------
  Net cash provided by financing activities                 34,862      13,013
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents        10,170       7,921
Cash and cash equivalents at beginning of the period         6,768       7,723
                                                           --------    --------
Cash and cash equivalents at end of period                $ 16,938    $ 15,644
                                                           ========    ========

Supplemental disclosures:
Interest paid                                             $  3,193       2,701
                                                           ========    ========
Income taxes paid                                         $    309          88
                                                           ========    ========

          AMERICAN BANCSHARES, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.       Holding Company and Subsidiary Background
Information

         American Bancshares, Inc. (Company), is a one bank holding company, operated under the laws of the state of Florida. Its wholly owned banking subsidiary is American Bank of Bradenton (Bank), a state chartered bank. The Holding Company, a Florida corporation organized June 30, 1995, is a registered holding company under the Bank Holding Company Act of 1956, as amended, and on December 31, 1995 became the bank holding company for the Bank. The Bank was incorporated on December 6, 1988 and opened for business on May 8, 1989. The Bank is a general commercial bank with all the rights, powers, and privileges granted and conferred by the Florida Banking Code. Although the Holding Company was not formed until June 30, 1995 and did not acquire the Bank until December 1, 1995, the financial statements have been presented as if the Holding Company had been in existence since the Bank was formed in 1988 and as if the Bank was its wholly owned subsidiary since that time.

Note 2.       Basis of Presentation

         The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

         The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1995 Form 10KSB. This quarterly report should be read in conjunction with such annual report.

Note 3.       Investments

         The Company's investment and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards (FAS115). Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At June 30, 1996, an unrealized loss, net of tax, of $236,000 was reflected as a decrease of shareholders' equity.

Note 4.       Earnings Per Share

         Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the respective period(s). The increase in the weighted average number of shares is a result of the Company's public offering in February 1996. Common stock equivalents in the form of stock warrants have been included to reflect the dilution effect of such warrants.

          AMERICAN BANCSHARES, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 5.       Capital

         In December 1995, the Company filed a registration statement on Form SB-2 with Securities and Exchange Commission to register for sale 1,250,000 shares of the Company's common stock (with an additional 187,500 shares subject to the underwriters' over allotment option) at $6.00 per share pursuant to a firm commitment underwritten public offering. The SB-2 became effective February 6, 1996, with the sale of 1,250,000 shares of common stock consummated on February 13, 1996. On March 6, 1996, the underwriter's elected to exercise the over allotment, consummating the transaction on March 13, 1996. Of the net proceeds of approximately $7.5 million, $3.0 million has been contributed as capital to the Bank and approximately $600,000 invested in land to be used for the construction of an administrative facility. The balance will be used for general corporate purposes including the construction of a new administrative facility, possible acquisitions of other financial institutions, and working capital.

Note 6.       Impact of Recently Issued Accounting Standards

         The Bank adopted Financial Accounting Standards Board rule No. 122 during the first quarter of 1996, as required. FAS122 amends FAS65 as it relates, among other changes, to the treatment of originated mortgage servicing rights. Originated Mortgage Servicing Rights are created when an institution originates a mortgage loan, selling the loan in the secondary market, but retaining the right to service the loan. Due to the fees received for servicing the loan(s) and the investability of cashflows, servicing rights have an inherent value. FAS122 requires that such rights be capitalized at the time they are created and amortized over the expected future cashflows of the servicing. In addition, because servicing rights are effected by changes in market rates, periodic valuations are required to determine if any impairment exists. As of June 30, 1996, the Bank had recorded approximately $160,000 of originated mortgage servicing rights. Although management believes that such rights have been properly valued and are being amortized in accordance with FAS122, there can be no assurance that the Bank will continue to generate servicing rights, or that recorded servicing rights will not become impaired and require an adjustment which would negatively effect earnings.

PART 1


ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations



American Bancshares, Inc. and Subsidiary


Liquidity and Capital Resources

Total assets of the Company increased by 23% to $190,686,000 as of June 30, 1996, from $154,948,000 as of
December 31, 1995. The increase in assets was primarily the result of increases in interest earning assets with total loans increasing by $17,239,000 to $135,730,000 and investment securities increasing by $5,673,000 as liquid funds were redeployed to higher yielding investments. Federal funds sold also increased by $7,250,000 to $8,250,000 as of June 30, 1996. The increases in assets were funded through increases in deposits at existing locations and the addition of a new branch location which opened March 18, 1996. In addition, deposit growth resulted in part from a deposit program released in late May, 1996 which included five year certificates of deposit, money market accounts, and a Visa/Mastercard promotion. The program was used to generate additional customer relationships with a focus on cross-selling opportunities. The funds received during the program will be used to fund strong loan demand which management expects to continue through the remainder of the year.

As a result of the public offering and subsequent $3,000,000 investment in the Bank by the Company, the Bank's Tier 1 leverage ratio was 7.81%, Tier 1 to risk weighted assets was 11.53% and total risk based capital was 12.35% as of June 30, 1996, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at June 30, 1996 of 30.10%. In addition, during 1994 the Bank became a member of the Federal Home Loan Bank of Atlanta
(FHLB). FHLB has approved an advance totaling $11,500,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of June 30, 1996 their were no advances outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of June 30, 1996 the Bank had no federal funds purchased.

The Company acquired approximately 2.0 acres of land during the first quarter of 1996 for the purpose of constructing an administrative facility. The Company expects to commence construction of the facility in the near future. It is expected that the facility will comprise approximately 30,000 square feet and provide for the consolidation of lending, accounting, and operational staff in a central facility. In addition, approximately 8-10,000 square feet will be available for lease as general office space in the near term and provide for Company expansion over the long term. The total cost of the facility is as yet undetermined; however, management intends to construct a facility with maximum utilization at the lowest possible cost.

PART 1

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

American Bancshares, Inc. and Subsidiary


Results of Operations

The Company's net income for the quarter ended June 30, 1996 was $199,000 or $.05 per share, compared to net income of $279,000 or $.13 per share for the same period for 1995. Earnings per share were effected by the reduction in net income and from the effect of additional shares outstanding as a result of the public offering which was completed in the first quarter of 1996. The reduction in earnings is primarily attributable to start-up costs associated with the opening of a new branch and additional lending personnel and support staff necessary to support the Bank's rapid growth. Net interest income increased $435,000 to $1,735,000 as of June 30 1996 compared to
$1,300,000 as a result of the increase in interest earning assets. Non-interest income increased from $315,000 for the quarter ended June 30, 1995 to $427,000 for the same period in 1996. The increase in non-interest income is primarily attributable to increases in deposit fees of $37,000 resulting from an increase in the deposit base, gains on sale of loans of $36,000 and the effect of capitalized originated mortgage servicing rights of $59,000 generated by the wholesale mortgage division, and increases in credit card merchant fee income of $64,000. These changes to net income were partially offset by reductions in fees on mortgage servicing of $20,000 and other non-interest income of $69,000.

Total general and administrative expense for the quarter ended June 1996, increased $691,000 over the same period of 1995. The primary contributing factor resulted from increased salary and benefit costs of $343,000 as a result of increased staff in lending, operations, and accounting which were added to support the significant growth experienced during 1995 and 1996. Full time equivalent employees increased from 67 at June 30, 1995 to 111.5 as of June 30, 1996. In addition, loan officers were added in the first quarter of 1996 to provide support for loan demand and continue to increase the earning asset base of the Bank. Management believes this to be a prudent step in support of the loan demand and believes the benefits of additional loan officers will be realized in the third and fourth quarters of 1996.

For the six months ended June 30, 1996, net interest income increased $808,000 to $3,307,000 compared to $2,499,000 for the same  period  in 1995.  This  growth  corresponds  to the increase in interest earning assets. The provision for loan loss decreased from $180,000 for the six month period ended June 30, 1995 to $77,000 for the same period in 1996. Management uses a procedure on a quarterly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses. Non-interest income increased by $396,000 to $903,000 for the six months ended June 30, 1996 compared to $507,000 for the same period in 1995 for the reasons discussed above. Non-interest expense increased to $3,497,000 for the six month period ended June 30, 1996 from $2,128,000 for the same period in 1995 for the reasons discussed above.

PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security
Holders

The following matters were submitted to a vote of security holders at the Company's annual meeting on May 28, 1996.
     1. To fix the number of directors at thirteen and to elect thirteen persons as Directors.

The following directors, which consisted of all of the existing directors were nominated for reelection:

                               Percentage
                             For      Against
     Gerald L. Anthony     99.56         0.44
     Samuel S. Aidlin      97.22         2.78
     Ronald L. Larson      98.66         1.34
     Timothy I. Miller     98.66         1.34
     Dan E. Molter         98.57         1.43
     Kirk D. Moudy         97.89         2.11
     Lindell Orr           98.80         1.20
     Lynn B. Powell        98.71         1.29
     Walter L. Presha      98.38         1.62
     J. Gary Russ          98.69         1.31
     R. Jay Taylor         99.23         0.77
     John A. Weichel       99.34         0.66
     Edward D. Wyke        99.37         0.63
Of the total of 3,656,003 shares of common stock eligible to vote, there were 2,174,678 shares present in person or by proxy and the above named directors were reelected with the results for each noted above.

     2.  To consider  and vote on  adoption  of the  proposed
     "American   Bancshares,   Inc.  and  American   Bank  of
     Bradenton Incentive Stock Option Plan of 1996", to be effective May 28, 1996.

Of the total of 3,656,003 shares of common stock eligible to vote, there were 2,174,678 shares present in person or by proxy with 2,059,179 votes for, 79,594 votes against, and 35,905 abstaining. The above named plan was adopted.

     3. To consider and vote upon an amendment to the Corporation's Articles of Incorporation to provide for the staggered election of directors of the Corporation.

Of the total of 3,656,003 shares of common stock eligible to vote, there were 2,174,678 shares present in person or by proxy. The amendment received 1,418,852 votes for, 56,061 against, 27,470 abstain, and 672,565 broker non votes. As an amendment to the articles of incorporation would require a majority vote of the shares outstanding, the amendment was not adopted.

     4.  To  ratify  the   selection  of  Coopers  &  Lybrand
     L.L.P. as independent accountants for the Corporation for the year ending December 31, 1996.

Of the total of 3,656,003 shares of common stock eligible to vote, there were 2,174,678 shares present in person or by proxy with 2,147,571 votes for, 4,221 votes against, and 22,886 abstaining. Coopers and Lybrand were retained as independent accountants for the Company.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      /s/      Gerald L. Anthony
                                      Gerald L. Anthony, President and
                                      Chief Executive Officer


                                      Date:    August 12, 1996


                                      /s/      Brian P. Peters
                                      Senior Vice President and
                                      Chief Financial Officer


                                      Date:    August 12, 1996