Form 10QSB
period 1996-09-30
AMERICAN BANCSHARES INC \FL\
filed 1996-11-08
CIK 1004528

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

3,907,349   Common shares as of September 30, 1996

                            TABLE OF CONTENTS



Part I                                                              Page

FINANCIAL INFORMATION

Item 1
         -Financial Statements                                       1-4

         -Notes to Consolidated Condensed Financial Statements       5-6

Item 2
         -Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                 7-8


Part II

OTHER INFORMATION

Item 1            Legal Proceedings                                   n/a
                  (Not applicable this report)

Item 2            Changes in Securities                               n/a
                  (Not applicable this report)

Item 3            Defaults Upon Senior Securities
                  (Not applicable this report)                        n/a

Item 4            Submission of Matters to a Vote
                  of Security Holders
                  (Not applicable this report)                        n/a

Item 5            Other Information                                   n/a
                  (Not applicable this report)

PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

American Bancshares, Inc. and Subsidiary
Consolidated Condensed Balance Sheets
($ in thousands)
                                                 September 30,    December 31,
                                                     1996             1995
Assets                                            (unaudited)     (unaudited)
                                                  -----------     -----------

Cash and due from banks                          $    5,659          $    5,687
Federal funds sold                                    5,000               1,000
Interest-bearing deposits in banks                      133                  81
Mortgage loans held for sale                         20,888              21,011
Investment securities, available for sale            19,804              18,084
Mortgage-backed securities available for sale        10,514               5,989
Loans (net of allowance  for credit losses and
  deferred loan fees of $401,583 as
  of September 30, 1996, and $493,566 as of
  December 31, 1995)                                130,179              97,480
Premises and equipment, net                           6,561               4,071
Other assets                                          2,386               1,545
                                                   ----------        -----------

  Total assets                                   $  201,124         $   154,948
                                                   ==========        ===========


Liabilities and shareholders' equity

Liabilities
  Deposits                                      $   169,084         $   129,861
  Securities sold under agreements to repurchase      7,888               9,567
  Federal funds purchased and FHLB borrowings         5,000               5,000
  Other liabilities                                   1,221                 822
                                                   ----------        -----------
    Total liabilities                           $   183,193         $   145,250

Shareholders' equity
  Common stock, $1.175 par value, 10,000,000
    shares authorized, 3,907,349 shares
    issued and outstanding as of
    September 30, 1996, and 2,401,070
    as of December 31, 1995                           4,588               2,821
  Additional paid-in capital                         11,268               5,258
  Unrealized gain(loss) on investment securities
    available for sale, net                            (148)                 47
  Retained earnings                                   2,223               1,572
                                                   ----------        -----------
    Total shareholders' equity                       17,931               9,698
                                                   ----------        -----------

  Total liabilities and shareholders' equity      $ 201,124         $   154,948
                                                   ==========        ===========

The accompanying notes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiary
Consolidated Condensed Statements of Income
(unaudited, $ in thousands)


                                                   Three months ended Sept. 30,
                                                         1996        1995
                                                       -------     --------
Interest income
  Interest on loans                               $    3,284      $     2,528
  Interest on mortgage backed securities, taxable        151               19
  Interest on investment securities, taxable             359              298
  Interest on investment securities, nontaxable            5                5
  Other interest income                                   54               95
                                                    --------         --------
    Total interest income                              3,853            2,945

Interest expense
  Deposits                                             1,898            1,455
  Securities sold under agreements to repurchase          87              100
  Federal funds purchased and FHLB advances                5                4
                                                    --------         --------
    Total interest expense                             1,990            1,559

Net interest income                                    1,863            1,386
Provision for loan losses                                130              213
                                                    --------         --------
Net interest income after provision for loan loss      1,733            1,173

Noninterest income
  Service charges & fees                                 193              150
  Gain on sale of loans                                   29                0
  Fees on mortgage servicing                              15               15
  Gain on sale of servicing                               34              134
  Originated mortgage servicing rights                    16                0
  Gain on sale of securities                              47                0
  Merchant fees                                           35               19
  Other income                                            45              128
                                                    --------         --------
    Total noninterest income                             414              446

Noninterest expense
  Salaries & employee benefits                           713              630
  Net occupancy expense                                  213              158
  Data processing expense                                117              117
  Other expenses                                         719              199
                                                    --------         --------
    Total noninterest expense                          1,762            1,104

Income before income taxes                               385              515
Provision for income taxes                               129              197
                                                    --------         --------

Net income                                        $      256      $       318
                                                   =========          ========

Earnings per share
     Primary                                      $     0.07      $      0.15
     Fully diluted                                      0.06             0.12

Average number of shares outstanding
     Primary                                       3,881,834         2,172,351
     Fully diluted                                 4,084,388         2,646,558

The accompanying footnotes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiary
Consolidated Condensed Statements of Income
(unaudited, $ in thousands)


                                                   Nine months ended Sept. 30,
                                                        1996            1995
                                                    --------         ---------
Interest income
  Interest on loans                               $    9,058             7,155
  Interest on mortgage backed securities, taxable        321                19
  Interest on investment securities, taxable             835               902
  Interest on investment securities, nontaxable           15                15
  Other interest income                                  204               193
                                                    --------         ---------
    Total interest income                             10,433             8,284

Interest expense
  Deposits                                             4,964             4,196
  Securities sold under agreements to repurchase         255               199
  Federal funds purchased and FHLB advances               43                 5
                                                    --------         ---------
    Total interest expense                             5,262             4,400

Net interest income                                    5,171             3,884
Provision for loan losses                                207               393
                                                    --------         ---------
Net interest income after provision for loan loss      4,964             3,491

Noninterest income
  Service charges & fees                                 512               388
  Gain on sale of loans                                  164               202
  Fees on mortgage servicing                              33                45
  Gain on sale of servicing                               38               134
  Originated mortgage servicing rights                   196                 0
  Gain on sale of securities                              60                36
  Merchant fees                                          187                59
  Other income                                           127                90
                                                    --------         ---------
    Total noninterest income                           1,317               954

Noninterest expense
  Salaries & employee benefits                         2,538             1,789
  Net occupancy expense                                  593               451
  Data processing expense                                415               279
  Other expenses                                       1,702               714
                                                    --------         ---------
    Total noninterest expense                          5,248             3,233

Income before income taxes                             1,033             1,212
Provision for income taxes                               382               457
                                                    --------         ---------

Net income                                        $      651        $      755
                                                    ========         =========

Earnings per share
  Primary                                         $     0.18        $     0.34
  Fully diluted                                         0.17              0.29

Average number of shares outstanding
  Primary                                          3,633,181         2,253,384
  Fully diluted                                    3,857,202         2,561,293

The accompanying notes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiary
Consolidated Statements of Cashflow
(unaudited, $ in thousands)
                                                       Nine months September 30,
                                                            1996        1995
                                                          --------    --------
Cash flows from operating activities:
Net income                                                $    650   $     755
                                                          --------    --------
Adjustments  to  reconcile   net  income  to  net
  cash provided by operatingactivities:
Provision for loan losses                                      208         393
Net gain on sale of investment securities                      (60)          0
Net gain on sale of loans                                     (165)       (218)
Net gain on sale of mortgage servicing rights                  (25)          0
Deferred income taxes                                          381          60
Depreciation                                                   291         198
Net amortization of premiums and accretion of discounts on
   investment securities                                       101          42
Increase in other liabilities                                  406         410
Increase in other assets                                       119        (506)
                                                          --------    --------
  Total adjustments                                          1,049         379
                                                          --------    --------
  Net cash provided by operating activities                  1,699       1,134
                                                          --------    --------


Loan originations, net of repayments                       (54,976)    (47,127)
Proceeds from sales of loans held for sale                  22,558      30,993
Purchases of bank premises and equipment                    (2,714)     (1,184)
Proceeds from maturities of held to maturity
 investment securities                                           0         500
Proceeds from sales and maturities of available
 for sale investment securities                             16,460       4,364
Purchases of held to maturity investment securities              0      (3,988)
Purchases of available for sale investment
 securities                                                (24,214)     (5,744)
                                                           --------    --------
  Net cash used in investing activities                    (42,886)    (22,186)
                                                           --------    --------


Net increase (decrease) in demand deposits, NOW
 and savings accounts                                       20,384      (1,224)
Net increase in time deposits                               18,286      14,109
Net increase (decrease) in securities sold under
 agreements to repurchase                                   (1,679)      3,817
Proceeds from advances from the Federal Home Loan Bank           0       2,100
Proceeds from sale of stock                                  8,220         740
                                                           --------    --------
  Net cash provided by financing activities                 45,211      19,542
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         4,024      (1,510)
Cash and cash equivalents at beginning of the period         6,768       7,723
                                                           --------    --------
Cash and cash equivalents at end of period                $ 10,792    $  6,213
                                                           ========    ========

Supplemental disclosures:
Interest paid                                             $  5,280       4,081
                                                           ========    ========
Income taxes paid                                         $    417         326
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

Note 2.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

         The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1995 Form 10KSB. This quarterly report should be read in conjunction with such annual report.

Note 3.       Investments

         The Company's investment and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards (FAS115). Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At September 30, 1996, an unrealized loss, net of tax, of $148,000 was reflected as a decrease of shareholders' equity.

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

          AMERICAN BANCSHARES, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 5.       Capital

         In December 1995, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for sale 1,250,000 shares of the Company's common stock (with an additional 187,500 shares subject to the underwriters' over allotment option) at $6.00 per share pursuant to a firm commitment underwritten public offering. The SB-2 became effective February 6, 1996, with the sale of 1,250,000 shares of common stock consummated on February 13, 1996. On March 6, 1996, the underwriter's elected to exercise the over allotment, consummating the transaction on March 13, 1996. Of the net proceeds of approximately $7.5 million, $3.3 million has been contributed as capital to the Bank and approximately $600,000 invested in land to be used for the construction of an administrative facility. The balance will be used for general corporate purposes including the construction of a new administrative facility, possible acquisitions of other financial institutions, and working capital.

Note 6.       Impact of Recently Issued Accounting Standards

          The Bank adopted Statement of Financial Accounting Standards No. 122 during the first quarter of 1996, as required. Standard 122 amends standard 65 as it relates, among other changes, to the treatment of originated mortgage servicing rights. Originated Mortgage Servicing Rights are created when an institution originates a mortgage loan, selling the loan in the secondary market, but retaining the right to service the loan. Due to the fees received for servicing the loan(s) and the investability of cashflows, servicing rights have an inherent value. Standard 122 requires that such rights be capitalized at the time they are created and amortized over the expected future cashflows of the servicing. In addition, because servicing rights are effected by changes in market rates, periodic valuations are required to determine if any impairment exists. As of September 30, 1996, the Bank had recorded approximately $178,000 of originated mortgage servicing rights. Although management believes that such rights have been properly valued and are being amortized in accordance with standard 122, there can be no assurance that the Bank will continue to generate servicing rights, or that recorded servicing rights will not become impaired and require an adjustment which would negatively effect earnings.

PART 1



ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of  Operations



American Bancshares, Inc. and Subsidiary


Liquidity and Capital Resources

          Total assets of the Company increased by 30% to $201,124,000 as of September 30, 1996, from $154,948,000 as of December 31, 1995. The increase in assets was primarily the result of increases in interest earning assets with net loans increasing by $32,576,000 to $151,067,000 and investment securities increasing by $6,245,000. Federal funds sold also increased by $4,000,000 to $5,000,000 as of September 30, 1996. The increases in assets were funded through increases in deposits at existing locations and the addition of two new full service branch locations. One of the locations opened March 18 and the second location opened September 18, 1996. In addition, deposit growth resulted in part from a deposit program released in late May, 1996 which included five year certificates of deposit, money market accounts, and a Visa/Mastercard promotion. The program was used to generate additional customer relationships with a focus on cross-selling opportunities. The funds received during the program will be used to fund strong loan demand which management expects to continue through the remainder of the year.

          As a result of the public offering and subsequent $3,300,000 investment in the Bank by the Company, the Bank's Tier 1 leverage ratio was 7.08%, Tier 1 to risk weighted assets was 9.38% and total risk based capital was 10.05% as of September 30, 1996, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at September 30, 1996 of 30.34%. In addition, the Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). FHLB has approved an advance totaling $11,500,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of September 30, 1996 an advance in the amount of $5,000,000 was outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of September 30, 1996 the Bank had no federal funds purchased.

PART 1

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of  Operations
(continued)

American Bancshares, Inc. and Subsidiary

Results of Operations

          The Company's net income for the quarter ended September 30, 1996 was $256,000 or $.07 per share, compared to net income of $318,000 or $.15 per share for the same period for 1995. Earnings per share were effected by the reduction in net income and from the effect of additional shares outstanding as a result of the public offering which was completed in the first quarter of 1996. The reduction in earnings is primarily attributable to start-up costs associated with the opening of two new full service branches and additional lending personnel and support staff necessary to support the Bank's rapid growth. Net interest income increased $477,000 to $1,863,000 for the quarter ended September 30, 1996 as a result of the increase in interest earning assets. Non-interest income decreased from $446,000 for the quarter ended September 30, 1995 to $414,000 for the same period in 1996. The decrease in non-interest income is primarily attributable to extraordinary items during the third quarter of 1995 which are not reflected in the same quarter of 1996. These include a $62,000 gain on sale of property, and a sale of mortgage loan servicing of $134,000. These extraordinary items were partially offset by increases in deposit fees of $43,000 resulting from an increase in the deposit base, gains on sale of loans of $29,000, originated mortgage servicing rights of $59,000 generated by the wholesale mortgage division, an increase in credit card merchant fee income of $16,000, and a gain on sale of securities of $47,000.

          Total general and administrative expense for the quarter ended September 1996, increased $658,000 over the same period of 1995. This increase resulted primarily from increases in other operating expenses related to the growth in the Company's assets and number of Bank branches. Specifically, legal, advertising, processing fees, stationary and supplies costs accounted for a substantial portion of the increase for both the quarter and year to date ended September 30, 1996. In addition, salary and benefit costs increased $83,000 as a result of increased staff in lending, operations, and accounting which were added to support the significant growth experienced during 1995 and 1996. Full time equivalent employees increased from 77 at September 30, 1995 to 120 as of September 30, 1996. In addition, loan officers were added in the first quarter of 1996 to provide support for loan demand and to continue to increase the earning asset base of the Bank.

          For the nine months ended September 30, 1996, net interest income increased $1,287,000 to $5,171,000 compared to $3,884,000 for the same period in 1995 as a result of the 30% asset growth. The provision for loan loss decreased from $393,000 for the nine month period ended September 30, 1995 to $207,000 for the same period in 1996. Management uses a procedure on a quarterly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses. Non-interest income increased by $363,000 to $1,317,000 for the nine months ended September 30, 1996 compared to $954,000 for the same period in 1995 for the reasons discussed above. Non-interest expense increased to $5,249,000 for the nine month period ended September 30, 1996 from $3,233,000 for the same period in 1995 for the reasons discussed above.

PART II - OTHER INFORMATION



American Bancshares, Inc. and Subsidiary



Item 1.           Legal Proceedings
                  Not applicable this filing.

Item 2.           Changes in Securities
                  Not applicable this filing.

Item 3.           Defaults Upon Senior Securities.
                  Not applicable this filing.

Item 4. Submission of Matters to a Vote of Security Holders Not applicable this filing.

Item 5.           Other Information.
                  Not applicable this filing.

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


                                      Date:    November 7, 1996


                                      /s/      Brian P. Peters
                                      Senior Vice President and
                                      Chief Financial Officer


                                      Date:    November 7, 1996