Form 10KSB40
period 1996-12-31
AMERICAN BANCSHARES INC \FL\
filed 1997-03-31
CIK 1004528

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-27474

                           AMERICAN BANCSHARES, INC.
                 (Name of Small Business Issuer in its Charter)


           FLORIDA                                        65-0624640
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                       Identification No.)


        4702 CORTEZ ROAD WEST                            34210-2801
         BRADENTON, FLORIDA                              (Zip Code)
(Address of Principal Executive Offices)


                                 (941) 795-3050
                (Issuer's Telephone Number, Including Area Code)

                           -------------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                                Name of Each Exchange
   Title of each class                           on Which Registered
   -------------------                          ---------------------

         None                                           None


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                   Common Shares, par value $1.175 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X    No
          ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year was $16,382,410.

The aggregate market value of the Common Shares of the issuer held by non-affiliates as of February 28, 1997, was approximately $29,933,779 as computed by reference to the closing price of the Common Shares as quoted by the NASDAQ National Market on such date. As of February 28, 1997, there were 4,070,458 issued and outstanding shares of issuer's Common Shares.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the American Bancshares, Inc. Annual Report to Shareholders for the fiscal year ended December 31, 1996 ("Annual Report to Shareholders") are incorporated herein by reference into Parts I and II of the Form 10-KSB. Portions of the issuer's definitive Proxy Statement of American Bancshares,
Inc. for the 1997 Annual Meeting of Shareholders to be filed with the
Securities and Exchange Commission no later than 120 days after the end of the issuer's 1996 fiscal year are incorporated by reference into Part III of this Form 10-KSB.
================================================================================

                           AMERICAN BANCSHARES, INC.

                                  FORM 10-KSB

                      Fiscal Year Ended December 31, 1996


ITEM NUMBER IN
FORM 10-KSB                                                                                                     PAGE
--------------                                                                                                  ----


                                                   PART I
                                                   ------
     1.    Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

     2.    Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

     3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

     4.    Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . .  18


                                                   PART II
                                                   -------

     5.    Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .  18

     6.    Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . . .  19

     7.    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

     8.    Changes in and Disagreements with Accountants on Accounting  . . . . . . . . . . . . . . . . . . . .  19


                                                   PART III
                                                   --------

     9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . .  19

    10.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

    11.    Security Ownership of Certain Beneficial
                            Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

    12.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

    13.    Exhibits, Lists and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     American Bancshares, Inc. (the "Company"), a Florida Corporation organized on June 30, 1995, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and, on December 1, 1995, became the bank holding company for the American Bank of Bradenton, Bradenton, Florida (the "Bank"). The Bank, whose capital stock is wholly owned by the Company, is the Company's sole subsidiary and principal asset. Through its ownership of the Bank, the Company engages in a general commercial banking business and its primary source of earnings is derived from income generated by the Bank. The Company currently engages in no substantial business activities other than activities related to its ownership of the Bank. As of December 31, 1996, the Company, on a consolidated basis, had total assets of $211,965,328, net portfolio loans of $135,108,438, total deposits of $177,202,633, and shareholders' equity of $18,813,907. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

     The Bank, which commenced operations in 1989, is a Florida chartered commercial bank and is not a member of the Federal Reserve System. The Bank engages in general commercial and related businesses from its seven banking offices, all of which are operating in Manatee County, Florida. Five of these offices, the main office, two full service branches, a drive-thru branch, and separate Mortgage Banking Division office are located in Bradenton. The remaining offices include a drive-thru branch in Palmetto, Florida, and a full service branch in Ellenton, Florida. Two full service branches located in Bradenton were opened during 1996 following the Company's initial public offering of its Common Shares; the Manatee Avenue branch opening on March 18, 1996, and the 15th Street East branch opening on September 18, 1996. At December 31, 1996, the Manatee Avenue branch and the 15th Street East branch had deposits of approximately $15,625,000 and $4,409,000, respectively.

     The Bank is a general commercial bank which provides a variety of corporate and personal banking services to individuals, businesses, and other institutions located in Manatee County, Florida. Deposit services include certificates of deposit, individual retirement accounts ("IRAs") and other time deposits, checking and other demand deposit accounts, NOW accounts, savings accounts and money market accounts. All deposit accounts are insured by the FDIC up to the maximum limits permitted by law. The Bank operates a deposit gathering service without charge, "Bank on Wheels," for its business customers, using Bank vans to pick up non-cash deposits. The Bank also offers ATM cards with access to local, state, national, and international networks, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank issues personal and corporate credit cards, VISA, VISA Gold, or MasterCard credit cards, and the Bank assumes all liabilities relating to underwriting of the credit applicant. The Bank presently does not provide fiduciary, trust, or appraisal services.

     The business of the Bank consists of attracting deposits from the areas served by its banking offices and using those deposits, together with funds derived from other sources, to originate a variety of commercial, consumer, and residential real estate loans. The Bank offers a broad range of short to medium-term business and personal loans. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery. In this regard, the Bank, among other things, also originates loans to small businesses in association with the Small Business Association. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. The Bank originates a variety of residential real estate loans, including conventional mortgages collateralized by first mortgage liens to enable borrowers to purchase, refinance, construct upon or improve real property. In addition, the Bank offers customized accounts receivable financing and billing services that enable customers to convert their receivables into cash on a daily basis and eliminate the expenses of billing. The Bank also offers credit card merchant services which are competitive with credit card agencies but provide the merchant with the local attention of Bank representatives. The Bank primarily enters into lending arrangements for its portfolio loans with individuals who are familiar to the Bank and are residents of the Bank's primary market area.

     The Bank also maintains a separate Mortgage Banking Division which generates, closes, and services single family residential home mortgages. Its primary function is to originate fixed and adjustable rate construction-to-permanent residential real estate mortgage loans which fit the needs of borrowers for the purchase and construction of homes. These loans are originated, approved, and serviced from the Bank's Mortgage Banking Division offices located in Bradenton, Florida. Since the establishment of the Mortgage Banking Division in 1994, the Bank has substantially expanded its mortgage banking operations by emphasizing the origination of construction-to-permanent residential real estate mortgage loan for sale in the secondary mortgage market while retaining or packaging for sale the fee generating mortgage servicing rights associated with such loans. A majority of the mortgage loans made by the Bank since 1994 have been sold on the secondary market to the Federal National Mortgage Association ("FNMA") and other institutional investors. Consideration may be given to making such sales to other governmental agencies in the future.

     During the fiscal year ended December 31, 1996, the Mortgage Banking Division originated approximately $41,883,688 in mortgage loans and sold in the secondary market approximately $38,158,995 of such loans, including those held in inventory from the previous year. Servicing fee income was $50,008. During 1996, the Bank also packaged and sold mortgage servicing rights with respect to approximately $4.3 million in unpaid principal amount FNMA loans originated by the Bank for approximately $68,595, or a 1.60% premium on the unpaid balance of the loan portfolio servicing rights sold.

     On January 22, 1997, the Bank acquired a Bradenton based mortgage brokerage company, DesChamps & Gregory Mortgage Company, Inc. ("DesChamps"). DesChamps is a retail residential mortgage broker which originates residential mortgage loans with business operations concentrated in Manatee and Sarasota Counties. The Bank believes that the acquisition of DesChamps will allow it to compete with several larger financial institutions in its market area for residential lending business and to expand the Bank's presence in the local market generally.

     The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for the Bank's lending activities are its deposits, amortization and prepayment of loans, sales of loans, and the sale of investment securities. The principal expenses of the Bank are the interest paid on deposits and operating and general administrative expenses.

     As is the case with banking institutions generally, the Bank's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of real estate loans.

MARKET AREA

     The Bank's seven banking offices are located in or near the Bradenton area of Manatee County, which is the Bank's primary market area. According to published reports, the Bradenton-Sarasota, Florida area has grown faster during the past fifty years than any other major urban area in the United States except Las Vegas, Nevada. The area has had a population growth of 1060% over the past half-century. Bradenton, with its population of approximately 47,679, is the most populous city in Manatee County. Its average household is 2.3 persons with 21,340 housing units, representing a 33% increase from 1980 to 1990. This population growth has resulted in the continued construction of residential housing and related commercial support facilities.

     While changing conditions involving the infrastructural requirements of various geographic locations around the country have limited economic growth and population expansion, management believes that the Bank's primary market area has continued to grow because of the area's ability to attract new residents to its favorable year round climate and its relatively stable economic environment. Although the major economic base in the primary market area is service, retail, and manufacturing business, there also has been a growth of tourism. The Company believes that it is situated to take advantage of the expected economic and demographic growth in the Bank's primary market area.

     In order to expand its geographic market area and to diversify its sources for and uses of funds, the Company established five banking offices in Bradenton, a drive-thru branch in Palmetto, and a full service branch in Ellenton. In this regard, the Company has continued to identify areas into which it can expand its operations and improve market share. As previously indicated, during 1996 the Company opened two new full service branches in Bradenton. The Company believes that it can continue to improve its market shares and long term profitability by identifying strategic locations for opening or acquiring additional branch offices.

     In the future, the Company may consider strategic expansion through branching and/or acquisitions of banks or banking assets in those geographic areas that management believes would complement the existing business and would most effectively achieve market penetration within its primary market area and possibly allow it to expand into the Sarasota, Florida area. Although the Company has considered, in the past, the acquisition of certain banking institutions, the Company has not entered in to any such transactions. The Company will consider and evaluate potential strategic market expansion and acquisitions which are brought to its attention to determine whether such opportunities are in the best interests of the Company and should be pursued. In this regard, the Company has determined to begin a more aggressive search for acquisition candidates. Although the Company has identified certain financial institutions that it believes would be suitable acquisition candidates, it does not have any understandings, arrangements, or agreements, whether written or oral, with respect to any specific acquisitions prospect, and is not presently negotiating with any party with respect thereto. Accordingly, there is no assurance that any acquisition candidate will be interested in such a transaction, and if not, that the Company will be able to identify any additional acquisition candidates, or to the extent that suitable acquisition candidates have been or are identified, that an acquisition will receive regulatory approval or be consummated.

MARKET FOR SERVICES

     Management believes that the Bank's principal markets are: (i) the established and expanding commercial and small business market within the primary market areas; (ii) the real estate mortgage market within the primary market areas for retail lending and throughout Florida and parts of Georgia for wholesale lending; and (iii) the growing consumer loan market. Management also believes that the most profitable banking relationships are characterized by high deposit balances, low frequency of transactions, and low distribution requirements. Moreover, management believes that a community bank with local management is well positioned to establish these relationships with the small commercial customers and households.

     The Bank is the largest independent bank in Manatee County based on asset size. Although not the only independent bank in its market, the Bank believes that it is the only bank in its market offering no minimum balance, no fee checking for all its customers. The Bank believes that it also is the only bank in its market to provide deposit collection services throughout Manatee County through the use of five Bank owned and operated vehicles which travel primarily to business customers to pick up non-cash deposits. Specifically, the Bank has targeted businesses with annual gross revenues up to $10 million, and all households within the primary market areas. Given the projected growth of these segments and their respective profiles, the Company believes the targeting of these segments as the foundation of the Bank's customer base will increase opportunities to establish profitable banking operations in the primary market area.

     Businesses are solicited through the personal efforts of the Bank's directors and officers. Management believes a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, the Company expects that the Bank will be able to make prudent lending decisions quickly and more equitably than its competitors without compromising asset quality or the Bank's profitability.

     The Bank focuses on the smaller commercial customer because management believes that this segment offers the greatest concentration of potential business. Also, the small to mid-size commercial market segment has historically shown a willingness to borrow and carry larger balances. Finally, the Company perceives that this market segment tends to be more loyal in its banking relationships.

LENDING ACTIVITIES

     General

     The primary source of income generated by the Bank is from the interest earned from both the loan and investment portfolios. The Bank maintains diversification when considering investments and the granting of loan requests. Emphasis is placed on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. Lending activities include commercial and consumer loans, and loans for residential purposes. Commercial loans are originated for commercial construction, acquisition, or remodeling. Consumer loans include those for the purchase of automobiles, boats, home improvements and investments. Residential loans include the origination of conventional mortgages, residential lot loans, and residential acquisition, development, and construction loans for the purchase or construction of single-family housing or lots. Loans made by the Bank include a variety of mortgage loan products, with an emphasis on construction-to-permanent residential real estate loans, most of which are sold in the secondary market with servicing retained by the Bank.

     At December 31, 1996, the Bank's net loan portfolio was approximately $135.1 million, representing approximately 64% of its total assets. As of such date, the loan portfolio consisted of 55% commercial and financial loans, 14% real- estate mortgage loans, and 31% installment loans. In addition, at December 31, 1996, approximately $20.4 million of residential real estate mortgage loans are being held for sale.

     Commercial Lending

     The Bank offers a variety of commercial loan services including term loans, lines of credit, and equipment receivables financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

     The Bank's commercial loans primarily are underwritten in the Bank's primary market area on the basis of the borrowers' ability to service such debt from income. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other chattel, although such loans may be made on an uncollateralized basis. Collateralized working capital loans are primarily collateralized by short term assets whereas term loans are primarily collateralized by long term assets.

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of his business and generally are collateralized by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

     Residential Lending

     A large portion of the Bank's lending activities consist of the origination of single-family residential mortgage loans collateralized by owner-occupied property located in the Bank's primary service area. The Bank also offers adjustable rate mortgages ("ARMs") and either retain these ARMs in its portfolio or sells them in the secondary market. The ability to retain the ARMs in the Bank's portfolio allows the Bank the opportunity to originate loans to borrowers who may not meet the underwriting criteria of strict secondary market standards (but are still quality credits).

     The Bank offers one-year ARMs with rate adjustments tied to the weekly average rate of U.S. Treasury securities adjusted to a constant one-year maturity with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank also originates 15-year and 30-year fixed-rate mortgage loans on single family residential real estate. The Bank generally charges a higher interest rate if the property is not owner- occupied. Fixed-rate mortgage loans are generally underwritten according to FNMA or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines so that the loans qualify for sale in the secondary market to FNMA or FHLMC. It has been the Bank's experience that the proportion of fixed-rate and adjustable-rate loan originations depend in large part on the level of interest rates. As interest rates fall, there is generally a reduced demand for ARMs and, as interest rates rise, there is generally an increased demand for ARMs.

     Fixed rate and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if such loans are required to be made in excess of 80% of the value of the property, they must be insured by private or federally guaranteed mortgage insurance. In the case of mortgage loans, the Bank will procure mortgagees title insurance to protect against defects in its lien on the property which may collateralize the loan. The Bank in most cases requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Although the contractual loan payment period for single family residential real estate loans is generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms. Although the original contractual loan payment terms for residential loans originated by the Bank presently range up to 30 years, the Bank charges no penalty for prepayment of mortgage loans. Mortgage loans originated by the Bank customarily include a "due on sale" clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Bank enforces due on sale clauses. Borrowers are typically permitted to refinance or prepay loans at their option without penalty.

     Consumer Loans

     Consumer loans made by the Bank have included automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower may be made uncollateralized. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 10 year amortization schedule but which become payable in full are generally refinanced in 36 to 60 months.

     Consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

     Construction Loans

     The Bank originates residential construction contractor loans to finance the construction of single-family dwellings. Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The Bank's construction loans to individuals typically range in size from $100,000 to $200,000. Construction loans also are made to contractors to erect single-family dwellings for resale. At December 31, 1996, approximately 5% of the Bank's construction loans have been made to contractors. Construction loans are generally offered on the same basis as other residential real estate loans except that a larger percentage down payment is typically required.

     The Bank may also make residential construction loans to real estate developers for the acquisition, development, and construction of residential subdivisions. The Bank has limited involvement with this type of loan. Such loans may involve additional risk attributable to the fact that funds will be advanced to fund the project under construction, which is of uncertain value prior to completion and because it is relatively difficult to evaluate accurately the total amount of funds required to complete a project.

     The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans on residential properties are generally made in amounts up to 80% of appraised value. Construction loans to developers generally have terms of up to 12 months. Loan proceeds on builders' projects are disbursed in increments as construction progresses and as inspections warrant. The maximum loan amounts for construction loans are based on the lesser of the current appraisal value or the purchase price for the property.

     Construction loans are generally considered to involve a higher degree of risk than long-term financing collateralized by improved, occupied real estate. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the lender could be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of anticipated value proves to be inaccurate, the lender may have collateral which has value insufficient to assure full repayment.

     Loans collateralized by subdivisions and multi-family residential real estate generally are larger than loans collateralized by single family, owner-occupied housing and also generally involve a greater degree of risk. Payments on these loans depend to a large degree on the results of operations and management of the properties, and repayment of such loans may be more subject to adverse conditions in the real estate market or the economy.

LOAN SOLICITATION AND PROCESSING

     Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of December 31, 1996, was $3,683,275.

     The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess with the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower's completed loan application, the Bank then obtains reports with respect to the borrowers credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, all uncollateralized loans of $100,000 or more and all collateralized loans of $500,000 or more require preapproval by the Bank's loan committee which is currently comprised of five directors of the Bank and meets on such basis as is deemed necessary to promptly service loan demand. All loans of $1,000,000 or more require preapproval by the Bank's Board of Directors, and borrowers requesting amounts which will result in a loan relationship of $1,000,000 or more also must be approved by the Board of Directors of the Bank.

     Loan applicants are notified promptly of the decision of the Bank by telephone and a letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application for a 30 to 45 day period. The commitment issued at the time of approval will be for the time remaining, based on the application date.

MORTGAGE BANKING AND RESIDENTIAL LENDING OPERATIONS

     The Company provides mortgage banking services through the Bank's Mortgage Banking Division which opened in May 1994 and residential lending services from its Retail Residential Lending Division. Both the Mortgage Banking Division and the Retail Residential Lending Division were established for the purpose of increasing the Bank's residential loan portfolio and resulting interest income, and to increase non-interest income through sales of loans in the secondary market and the retention or sale of the fee generating mortgage servicing rights. The Bank also established the Mortgage Banking Division in an effort to pursue the strong residential mortgage loan demand that management believes exists outside of its primary market area in Florida and established the Retail Residential Lending Division to pursue the residential mortgage loan demand that the Bank believes exists in its primary market area.

     The Mortgage Banking Division's lending efforts are widely disbursed throughout Florida and parts of Georgia and are not reliant on a specific region. Management considers this to be a prudent business practice by reducing risks inherent in localized economic down turns or adverse weather conditions. Such loans are originated through a variety of contacts that the staff has in the mortgage banking industry throughout Florida and parts of Georgia. Furthermore, the Mortgage Banking Division is not dependent on any single source for a significant portion of its volume of loan originations. This Division originates, underwrites, closes, and services a broad line of residential mortgage loan products, including construction-to-permanent mortgages, both for the Bank's loan portfolio and for resale in the secondary mortgage market. The division's primary function is to originate fixed and adjustable rate construction-to-permanent residential real estate mortgage loans which fit the needs of borrowers for the purchase and construction of homes. These loans are originated, approved, and serviced from the Mortgage Banking Division's offices in Bradenton.

     The Mortgage Banking Division has expanded significantly during the past three years by emphasizing the origination of loans for sale in the secondary market while retaining or packaging for sale the fee generating mortgage servicing rights associated with such loans. A majority of the mortgage loans made by the Bank since 1994 have been sold in the secondary market to FNMA and other institutional investors. The Bank is an approved lender and seller servicer for FNMA. Consideration may be given to making sales of such loans to other governmental agencies in the future.

     The construction phase of loans made by the Mortgage Banking Division have certain risks, including the viability of the contractor, the contractor's ability to complete the project and changes in interest rates. The goal of the Mortgage Banking Division is to take a residential mortgage loan from the construction stage to permanent financing with a fixed interest rate, then to sell the permanent financing in the secondary market. The sale of the loans in the secondary market allows the Bank to hedge against the interest rate risks related to such lending operations. Since the Bank intends to sell these loans in the secondary market upon conversion to permanent financing, these construction loans have been included in the classification "loans held for sale" on the Company's balance sheet.

     In addition to the fees collected at closing of a loan, the Bank attempts to sell the loan for a gain at completion of construction. Such a brokerage arrangement permits the Bank to accommodate its client's demands while eliminating the interest rate risk for the fixed 15-to-30 year term of the loan. By selling the mortgage while retaining the servicing rights, the Bank will receive servicing fees and ancillary fees associated with the servicing rights. The Bank has elected to group the servicing rights of a selection of loans together and sell those rights for a lump sum periodically throughout the year.

     In addition to interest earned on loans and fees generated from mortgage servicing activities, the Bank receives loan origination fees or "points" for originating loans. Origination fees are calculated as a percentage of the principal amount of the mortgage loan and are charged to the borrower for creation of the loan. Loan origination fees are volatile sources of income, and are affected by the volume and types of loans and commitments made, competitive conditions in the mortgage markets, and the demand for and availability of money.

     All Mortgage Banking Division loans of $250,000 to $500,000 must be approved by the President or Senior Vice President of Lending for the Bank. Such loans of $500,000 to $1,000,000 must be approved by the Bank's loan committee, and such loans over $1,000,000 must be approved by the Bank's Board of Directors. The Bank does not intend to significantly increase the size of its Mortgage Banking Division operations, but intends to continue to originate a significant volume of loans for sale in the secondary market.

SUPERVISION AND REGULATION

     The banking industry is extensively regulated under both federal and state law, and is undergoing significant change. These laws and regulations are intended to protect depositors, not shareholders. The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company or the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various banking agencies. The likelihood and timing of any changes, and the impact that such changes might have on the Company, are impossible to predict with any certainty. A change in the applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or the courts, may have a material impact on the business or prospects of the Company and the Bank.

     To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

     Bank Holding Company Regulation

     General. As a bank holding company registered under the BHCA, the Company is subject to the regulation and supervision of, and inspection by, the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In this regard, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such nonbanking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.
In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the FRB to engage in any new activity not previously approved by the FRB.

     The recent enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the FRB; written notice is merely required within ten business days after commencing the activity. Also under EGRPRA, the prior notice period is reduced to twelve business days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier I capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

     The BHCA also requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would result in a monopoly, or which would be in the furtherance of any attempt to monopolize the business of banking in any part of the United States, or which would have a substantially anti- competitive effect, unless the anti-competitive impact of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors when reviewing acquisitions or mergers. As described in greater detail below, pursuant to the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress in 1994, a bank holding company is permitted to acquire banks in states other than its home state. See "Item 1. Business - Supervision and Regulation-Bank Holding Company Regulation--Interstate Banking" below for additional information.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See "Item 1. Business - Supervision and Regulation - - Capital Adequacy Guidelines."

     Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Although this "source of strength" policy has been challenged in litigation, the FRB continues to take the position that it has authority to enforce it. The FRB under the BHCA also has cease and desist authority pursuant to which it may require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act ("FDI Act") require insured depository institutions which are under common control to reimburse the FDIC for any loss suffered by the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Accordingly, the cross-guarantee provisions enable the FDIC to access a bank holding company's healthy BIF members. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF. The FDIC's claims are superior to claims of stockholders of the insured depository institution or its holding company but are subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     The FRB and the FDIC collectively have extensive enforcement authority over commercial banks. This authority has been enhanced substantially by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the FDICIA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and the grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

     Community Reinvestment Act. Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA") and the regulations promulgated thereunder by the appropriate bank regulatory agency. Under the terms of the CRA, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does no establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is required of any national bank that, among other things, has applied to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application.

     Pursuant to current CRA regulations, an institution's CRA rating is based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (i) a lending test, which evaluate the institution's record of making loans in its service areas; (ii) an investment test, which evaluates the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and business; and (iii) a service test, which evaluates the institution's delivery of services through its branches, ATMs, and other offices. The current CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

     Interstate Banking. Prior to the Interstate Banking and Branching Act, the BHCA prohibited the FRB from approving a bank holding company's application to acquire a bank or a bank holding company located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. The Interstate Banking and Branching Act significantly altered interstate banking rules.
Under the Interstate Banking and Branching Act, regardless of any previously applicable state law, bank holding companies which meet specified capital and management adequacy standards are eligible to acquire banks in states other than their home states, but will need to retain a separate bank charter in each state where subsidiaries conduct banking business. Various restrictions on interstate acquisitions will continue to apply, including: (1) federal and state antitrust laws, as currently in effect; (2) prohibitions on a single holding company system accounting for more than 10% of all deposits nationwide or, subject to various opt-in and opt-out provisions for various states on a nondiscriminatory basis, accounting for more than 30% or more of deposits in any state; (3) state-imposed prohibitions on acquiring banks within up to five years after they commence operations; and (4) compliance by the acquirer with the CRA and fair lending laws.

     Furthermore, beginning June 1, 1997, the Interstate Banking and Branching Act also authorizes adequately capitalized and managed banks to cross state lines to merge with other banks, thereby creating interstate branches, subject to individual state's adoption of various nondiscriminatory opt-in and opt-out provisions. Under such legislation, each state has the opportunity to "opt-in" at an earlier time thereby allowing interstate banking in that state prior to 1997, or to "opt-out". Furthermore a state may opt-in with respect to de novo branching thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. Antitrust and anti- concentration restrictions will apply as described above. It will not be necessary to keep multiple state charters in effect or to have a holding company system. Generally, all banks that are parties to a proposed post-1997 merger must satisfy applicable CRA, management quality, and capital adequacy standards.

     Florida Interstate Banking Laws. In this context, the Florida legislature enacted legislation in 1996, the Florida Interstate Banking Act ("FIBA"), which specifically authorizes out-of-state bank holding companies located in any state or the District of Columbia that meet certain prescribed criteria to acquire Florida bank holding companies or banks which have been in existence and continuously operated as a bank for more than three years, subject to the prior approval of the Florida Department of Banking and Finance. To the extent pre-empted by federal law, prior Department approval is not required when such Florida bank or all bank subsidiaries of such Florida bank holding company are national banks. Entry into the State of Florida by interstate branching or by means other than such an acquisition is expressly prohibited by the FIBA. Furthermore, except for initial entry into the State of Florida by an out-of-state bank or bank holding company, no acquisition of a Florida bank or Florida bank holding company is permitted if the resulting bank holding company and its affiliates would control 30% or more of total deposits in the state.

     In addition, the Florida legislature also enacted the Florida Interstate Branching Act ("Florida Branching Act") which permits interstate branching in Florida by a merger transaction and grants Florida state-chartered banks the same interstate branching opportunities as will be afforded to national banks under the newly enacted federal law.

     An out-of-state bank that does not operate a branch in the State of Florida is prohibited from establishing a de novo branch in Florida. Accordingly an out-of-state bank or bank holding company can only enter Florida by acquiring an existing Florida bank which has been operating continuously for at least three years. The same deposit concentration limits referred to above apply. Any out-of-state bank or bank holding company that has acquired a Florida bank under either the FIBA or the Florida Branching Act, may establish additional branches in Florida to the same extent as any Florida bank may do so.

     Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any such changes and the potential impact of such changes on the Company or the Bank cannot be determined at this time.

     Bank Regulation

     General. The Bank is a Florida state-chartered bank and, as such, is subject to the primary supervision, examination, and regulation by the Florida Department of Banking and Finance (the "Department") and the FDIC. It is not a member of the Federal Reserve System.

     As a state-chartered commercial bank, the Bank is subject to the applicable provisions of Florida law and the regulations adopted by the Department. The Bank must file various reports with, and is subject to periodic examinations by the Department. Florida law and the Department regulate (in conjunction with applicable federal laws and regulations), among other things, the Bank's capital, permissible activities, reserves, investments, lending authority, branching, the issuance of securities, payment of dividends, transactions with affiliated parties, and borrowing.

     The FDIC insures the deposits of the Bank to the current maximum allowed by law. Applicable statutes and regulations administered by the FDIC also relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the Bank's operations. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, and fair credit reporting.

     Transactions with Affiliates. There are various legal restrictions on the event to which the Company and any future nonbank subsidiaries can borrow or otherwise obtain credit from the Bank. There also are legal restrictions on the Bank's purchase of or investments in the securities of and purchases of assets from the Company and any of its future nonbank subsidiaries, a bank's loans or extensions of credit to third parties collateralized by the securities or obligations of the Company and any of its future nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Company and any of its future nonbank subsidiaries, or with respect to which the Company and nonbank subsidiaries, act as agent, participate or have a financial interest. Subject to certain limited exception, the Bank may not extend credit to the Company or to any other affiliate in an amount which exceeds 10% of the Bank's capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirement as to the type, amount and quality of collateral which must secure such extensions of credit transactions between the Bank and the Company or such affiliates, and such transactions must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses.

     Further, the Bank and the Company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit.

     The Bank also is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank also is subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.

     Dividends. Under various banking laws, the declaration and payment of dividends by a national banking institution is subject to certain restrictions, including those relating to the amount and frequency of such dividends. Under the FDICIA, an insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards described below.

     If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing (except in the case of an emergency proceeding where there is no notice or hearing), that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's or holding company's capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the FRB and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

     In addition, Florida law places certain restrictions on the declaration of dividends form state chartered banks to their holding companies. Pursuant to the Florida Banking Code, the Board of Directors of state-chartered banks, after charging off bad debts, depreciation, and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semiannually or annually declare a dividend of up to the aggregate net profits of that period combined with bank's retained net profits for the preceding two years and, with the approval of the Department, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until the fund becomes equal to the amount of the bank's common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income from the preceding two years is a loss, or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or a federal regulatory agency.

     Capital Adequacy Guidelines

     Minimum Capital Requirements. The federal banking agencies, including the FDIC, have adopted substantially similar risk-based capital guidelines for bank holding companies and banks under their supervision. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum limits, whether because of its financial condition or actual or anticipated growth.

     The FRB risk-based capital guidelines define a two-tier capital framework. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least half of the total capital must be "Tier I Capital," consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier II Capital") may consist of
(a) the allowance for loan losses of up to 1.25% of risk-weighted risk assets,
(b) excess of qualifying perpetual preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments and investments in unconsolidated subsidiaries and any other deductions as determined by the FDIC (determined on a case by case basis or as a matter of policy after formal rule making).

     In computing total risk-weighted assets, bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans will be assigned to the 100% risk category, except for first mortgage loans fully collateralized by residential property which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk- weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% conversion factor. Short term or trade letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

     As of December 31, 1996, the total risk-based capital ratio of the Company and the Bank were 10.60% and 10.65%, respectively. In addition to the risk-based capital guidelines, the FDIC also has adopted a leverage standard to supplement the risk-based ratios. This leverage standard focuses on the banking institution's ratio of Tier I capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions which have received the highest regulatory rating and exhibit certain other high standards, must maintain a minimum level of Tier I capital to average consolidated assets of at least 3%. All other banking institutions are expected to maintain a ratio of at least 1% or 2% above the stated minimum. As of December 31, 1996, the leverage capital ratio of the Company and the Bank were 9.93% and 9.97%, respectively.

     Federal banking agencies also have adopted regulations which require regulators to take into consideration concentrations of audit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks. This evaluation will be made as part of the institution's regular safety and soundness examination. In addition, pursuant to the requirements of the FDICIA, federal banking agencies all have adopted regulations requiring regulators to consider interest rate risk (when interest rate sensitivity of an institution's assets does not match its liabilities or its off-balance sheet position) in the evaluation of a bank's capital adequacy. Concurrently, the federal banking agencies have prepared a new methodology for evaluating interest rate risk.

     Classification of Banking Institutions. FDICIA substantially revised the bank regulatory and funding provisions of the FDI Act and made revisions to several other federal banking statutes. Among other things, the FDICIA provided federal banking agencies broad powers to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The extent of those powers depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

     Under implementing regulations adopted by the federal banking agencies, a bank would be considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank would be defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% of greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank would be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The FRB may reclassify a "well classified" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The Bank currently meets the definition of a "well capitalized" institution.

     FDICIA

     FDICIA was enacted on December 19, 1991. Some of the more significant provisions of FDICIA are outlined below:

     Real Estate Lending Policies. Pursuant to FDICIA, the FDIC and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan to value ratios not exceeding the supervisory limits set forth in the guidelines. A loan to value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is
originated.    The guidelines also require that the institution's real estate policy require proper loan documentation and that it establishes prudent under-writing standards. These guidelines became effective on March 19, 1993.

     Brokered Deposits. The FDICIA also amended the prior law with respect to the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without prior regulatory approval. Under implementing regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the FDICIA (as described above).

     Other FDICIA Provisions. FDICIA contains numerous other provisions, including new accounting, audit, and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches. Complete regulations have yet been issued under FDICIA.

     FDIC Insurance Premiums

     The Bank is required to pay semiannual FDIC deposit insurance assessments. However, the FDIC has recently lowered assessment rates in recognition of the fact that the Bank Insurance Fund ("BIF") has achieved its legally mandated reserve ratio. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups - with a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

     Under the recently enacted EGRPRA, BIF-insured institutions will be assessed for certain payments to be used to pay certain Financing Corporation ("FICO") obligations. In addition to any BIF Insurance assessments, BIF-insured banks are expected to make payments from the FICO obligations equal to an estimated $0.0129 per $100 of eligible deposits each year during 1997 through 1999, and an estimated $0.024 per $100 of eligible deposits thereafter.

     Depositor Preference

     The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

     Monetary Policy And Economic Control

     The commercial banking business in which the Bank engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against members banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

COMPETITION

     The Bank encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers in the Bank's primary service area. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in the Bradenton area and elsewhere. Most of the Bank's primary competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services, such as trust services, that the Bank does not currently provide. In addition, many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and state chartered and federally insured banks.

     The Bank's primary market area of Manatee County, Florida, is served by ten commercial banks with 55 offices, two savings and loan associations with four offices, and seven savings banks with 17 offices, for a total of 76 offices. As of December 1995, the total reported deposits in the Manatee County area were approximately $2.7 billion. Based on asset size, as of that date the largest bank in the Bradenton area was Barnett Bank of Manatee County, N.A., and the Bank was the largest independent bank in Manatee County.

     Management believes that the Company and the Bank are well positioned to compete successfully in its primary service area, although no assurances can be given. Competition among financial institutions generally is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the Bank's commitment to personal service, innovation, and involvement in the community and its primary service area, as well as its commitment to quality, are factors that contribute to the Bank's competitiveness.

EMPLOYEES

     At December 31, 1996, the Company and the Bank together employed 118 full-time and 13 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

STATISTICAL DISCLOSURES REQUIRED BY INDUSTRY GUIDE 3

     The statistical information contained on pages 16 through 25 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 2.  DESCRIPTION OF PROPERTY

     The executive and administrative offices of both the Company and the Bank are located at 4702 Cortez Road West, Bradenton, Florida 34210 and consist of approximately 7,700 square feet on two floors, containing a lobby, executive and customer service offices, teller stations, safe deposit booths and related non vault area and vault operations. A drive through facility and adequate paved parking also is on the premises. Both the land and all improvements are owned by the Bank.

     The Bank has seven banking office locations. Five of these offices, the main office, two full service branches, a drive-thru branch, and a separate Mortgage Banking Division office are in Bradenton. The remaining offices include a drive-thru branch in Palmetto and a full service branch in Ellenton. On March 18, 1996, the Bank opened its full service branch office on Manatee Avenue West in Bradenton, Florida, and on September 18, 1996, opened another full service branch at 15th Street East and Whitfield Avenue. The land and improvements dedicated to the main banking office, the five branch offices and the Mortgage Banking Division offices are owned in fee simple by the Bank. The offices housing the accounting and operations departments are on a six month lease which commenced in October 1995, with one month renewals, at a rate of $3,200 per month. These leased offices are expected to be a temporary location until such time as the Company obtains facilities for the administrative offices of the Company and the Bank. The Company has purchased a site on which administrative offices are expected to be built and is currently seeking the necessary licenses and permits to commence the construction of the facilities.

     Management believes that each of its banking locations provide sufficient parking for its customers as well as visibility from highly travelled thoroughfares.


ITEM 3.  LEGAL PROCEEDINGS

     The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, foreclose on loan defaults, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Except as described below, Management does not believe that there is any proceeding threatened or pending against the Company or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

     On January 15, 1997, Theresa Moss, an employee of the Bank, filed a claim with the Equal Employment Opportunity Commission ("EEOC") alleging that such employee was demoted by the Bank in retaliation for complaining against a co-employee for offensive comments which caused a hostile work environment leading to her resignation from the Bank. It is alleged that this conduct violated her rights under Title VII of the Civil Rights Act of 1964. The EEOC claim does not request any specific relief or remedies sought in connection therewith. The Company believes that the Bank acted appropriately and that this action is without merit and it intends to defend this action vigorously.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of the Company's securities holders during the fourth quarter of its fiscal year ended December 31, 1996.


                                    PART II


ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON SHARES

     The Company's Common Shares are quoted by the NASDAQ National Market ("NASDAQ-NMS") under the symbol ABAN. At the close of business on February 28, 1997, there were outstanding 4,070,458 Common Shares which were held by approximately 1,023 shareholders of record.

     The following table sets forth the high and low closing sales prices for the Common Shares as quoted by NASDAQ-NMS for the periods indicated, and the cash dividends paid per share by the Company.


                                                                      HIGH             LOW
                                                                      ----             ---

     1996
     First Quarter  . . . . . . . . . . . . . . . . . . . . .        $ 2.75          $ 6.125
     Second Quarter . . . . . . . . . . . . . . . . . . . . .        $ 8.375         $ 6.266
     Third Quarter  . . . . . . . . . . . . . . . . . . . . .        $ 8.50          $ 7.625
     Fourth Quarter . . . . . . . . . . . . . . . . . . . . .        $ 8.50          $ 7.438

     1997
     First Quarter (through February 28, 1997)  . . . . . . .        $ 8.625         $ 7.50

     On February 28, 1997, the last reported sale price of the Common Shares as quoted by NASDAQ-NMS was $8.438 per share.

     Since completion of its initial public offering in February 1996, the Company has sold approximately 163,695 Common Shares pursuant to exercise of its Series B Warrants which were outstanding prior to the Company's initial public offering. The exercise prices of the Series B Warrants were $6.00 per share, generating aggregate proceeds to the Company in the amount of $982,170. No commissions or fees were paid in connection with the issuance of Common Shares upon exercise of the Series B Warrants. As of February 28, 1997, no warrants remain outstanding. In addition, the Company issued 7,119 Common Shares having a total aggregate fair market value of $55,000, in connection with its acquisition of DesChamps. The shares were issued pursuant to the exemption from registration afforded under Sections 3(b) and 4(2) of the Securities Act of 1933.

     Holders of the Company's Common Shares are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefor. The Company however, has never declared any cash dividends on its Common Shares and does not anticipate the payment of cash dividends in the foreseeable future.

     The Company is a legal entity separate and distinct from the Bank and its revenues are derived principally from the Bank. Accordingly, the ability of the Company to pay cash dividends on its Common Shares in the future generally will be largely dependent upon the earnings of the Bank and the ability of the Bank to pay dividends to the Company. The Bank, as a Florida state chartered bank, is subject to certain legal restrictions on the amount of dividends it is permitted to pay. The amount of cash dividends that may be paid is based on the Bank's net profits during the current year combined with the Bank's retained net profits of the proceeding two years, as defined by applicable Florida Department of Banking regulations. At December 31, 1996, the Bank had approximately $2,455,000 available for the payment of cash dividends to the Company as determined by applicable regulations.

     The payment of dividends by the Bank is subject to a determination by the Bank's Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. The Florida Department of Banking, which regulates the Bank, not only has established certain financial and capital requirements that affect the ability of the Bank to pay dividends, but it also has the general authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice. See "Item 1. Business - Supervision and Regulation -- Bank Regulation."


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     "Management's Discussion and Analysis of Financial Condition" on pages 14 through 26 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.      FINANCIAL STATEMENTS


     The "Consolidated Financial Statements" and the "Report of Independent Accountants" on pages 27 through 30 and page 44, respectively, of the Annual Report to Shareholders are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION

     Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (A)     EXHIBITS

    2.1  --  Agreement and Plan of Merger between American Bank of Bradenton,
             American Bancshares, Inc. and American Successor Bank, dated July
             18, 1995, incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form SB-2 (Registration No.
             33-99972) previously filed with the Commission.

    3.1 -- Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

    3.2  --  By-Laws of the Company, incorporated herein by reference to
             Exhibit 3.2 to the Company's Registration Statement on Form SB-2
             (Registration No. 33-99972) previously filed with the Commission.

    4.1  --  See Exhibits 3.1 and 3.2 for provisions of the Articles of
             Incorporation, as amended and the By-Laws of the Company defining the rights of holders of the Company's Common Shares.

   10.1  --  Employment Agreement, dated December 1, 1995, by and between the
             Bank and Gerald L. Anthony, incorporated herein by reference to
             Exhibit 10.1 to the Company's Registration Statement on Form SB-2
             (Registration No.  33-99972) previously filed with the Commission.

   10.2 -- Employment Agreement, dated June 30, 1996, by and between the Bank and Philip W. Coon, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Registration
             No. 33-99972) previously filed with the Commission.

   10.4 -- Employment Agreement, dated June 30, 1996, by and between the Bank and David R. Mady, incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Registration
             No. 33-99972) previously filed with the Commission.

   10.5  --  Employment Agreement, dated January 1, 1996, by and between the
             Bank and John S. Nash, incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration
             No. 33-99972) previously filed with the Commission.

   10.6  --  Employment Agreement, dated January 1, 1996, by and between the
             Bank and Michael Lewis, incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Registration
             No. 33-99972) previously filed with the Commission.


   10.7  --  Data Processing Agreement, dated April 1, 1995, by and between the
             Bank and M & I Data Services, Inc.

   10.8  --  Mortgage Loan Subservice Agreement between Dovenmuehle Mortgage,
             Inc. and American Bank of Bradenton, dated May 17, 1994, incorporated herein by reference to Exhibit 10.8 to the Company's
             Registration Statement on Form SB-2 (Registration No. 33.99972) previously filed with the Commission.

  *10.9  --  American Bancshares, Inc. and American Bank of Bradenton Incentive
             Stock Option Plan of 1996, date May 28, 1996, and Form of
             Incentive Stock Option Agreement.

  *13.1  --  Annual Report to Shareholders for the year ended December 31, 1996
             ("Annual Report") filed herewith. Such Annual Report, except for those portions thereof that are expressly incorporated by reference herein, is furnished for the information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Annual Report on Form 10-KSB.

   21.1  --  Subsidiaries of the Company, incorporated herein by reference to
             Exhibit 21 to the Company's Form 10-KSB for the fiscal year ended
             December 31, 1995 previously filed with the Commission.

  *27.1  --  Financial Data Schedule (for SEC use only)

   -------------------------
   *  Exhibit filed herewith.


     (B)     REPORTS ON FORM 8-K

                 None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN BANCSHARES, INC.

Date: March 18, 1997                    By: /s/ Gerald L. Anthony
                                            ------------------------------------
                                            Gerald L. Anthony
                                            President and Chief Executive
                                            Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                              TITLE                                   DATE
            ---------                              -----                                   ----

/s/ J. Gary Russ                           Chairman of the Board                      March 18, 1997
-------------------------------------
        J. Gary Russ


/s/ Gerald L. Anthony                      President, Chief Executive Officer and     March 18, 1997
-------------------------------------
        Gerald L. Anthony                  Director (Principal Executive Officer)



/s/ Samuel S. Aidlin                       Director                                   March 18, 1997
-------------------------------------
        Samuel S. Aidlin


/s/ Ronald L. Larson                       Director                                   March 18, 1997
-------------------------------------
        Ronald L. Larson


/s/ Timothy I. Miller                      Director                                   March 18, 1997
-------------------------------------
        Timothy I. Miller


/s/ Dan E. Moulter                         Director                                   March 18, 1997
-------------------------------------
        Dan E. Moulter


/s/ Kirk D. Moudy                          Director                                   March 18, 1997
-------------------------------------
        Kirk D. Moudy


/s/ Lindell Orr                            Director                                   March 18, 1997
-------------------------------------
        Lindell Orr


/s/ Lynn B. Powell, III                    Director                                   March 18, 1997
-------------------------------------
        Lynn B. Powell, III


/s/ Walter L. Presha                       Director                                   March 18, 1997
-------------------------------------
        Walter L. Presha


/s/ R. Jay Taylor                          Director                                   March 18, 1997
-------------------------------------
        R. Jay Taylor

/s/ Edward D. Wyke                         Director                                   March 18, 1997
-------------------------------------
        Edward D. Wyke


/s/ Brian M. Watterson                     Chief Financial Officer                    March 18, 1997
-------------------------------------
        Brian M. Watterson                 (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit                                                                         Sequentially
Number                       Description of Exhibits                           Numbered Pages
-------                      -----------------------                           --------------
   2.1   --      Agreement and Plan of Merger between American Bank of
                 Bradenton, American Bancshares, Inc. and American
                 Successor Bank, dated July 18, 1995, incorporated herein
                 by reference to Exhibit 2 to the Company's Registration
                 Statement on Form SB-2 (Registration No. 33-99972)
                 previously filed with the Commission.

   3.1   --      Articles of Incorporation of the Company, incorporated
                 herein by reference to Exhibit 3.1 to the Company's
                 Registration Statement on Form SB-2 (Registration No.
                 33-99972) previously filed with the Commission.

   3.2   --      By-Laws of the Company, incorporated herein by reference
                 to Exhibit 3.2 to the Company's Registration Statement on
                 Form SB-2 (Registration No. 33-99972) previously filed
                 with the Commission.

   4.1   --      See Exhibits 3.1 and 3.2 for provisions of the Articles of
                 Incorporation, as amended and the By-Laws of the Company
                 defining the rights of holders of the Company's Common
                 Shares.

  10.1   --      Employment Agreement, dated December 1, 1995, by and
                 between the Bank and Gerald L. Anthony, incorporated
                 herein by reference to Exhibit 10.1 to the Company's
                 Registration Statement on Form SB-2 (Registration No.
                 33-99972) previously filed with the Commission.

  10.2   --      Employment Agreement, dated June 30, 1996, by and between
                 the Bank and Philip W. Coon, incorporated by reference to
                 Exhibit 10.2 to the Company's Registration Statement on
                 Form SB-2 (Registration No. 33- 99972) previously filed
                 with the Commission.

  10.4   --      Employment Agreement, dated June 30, 1996, by and between
                 the Bank and David R. Mady, incorporated by reference to
                 Exhibit 10.3 to the Company's Registration Statement on
                 Form SB-2 (Registration No. 33- 99972) previously filed
                 with the Commission.

  10.5   --      Employment Agreement, dated January 1, 1996, by and
                 between the Bank and John S. Nash, incorporated by
                 reference to Exhibit 10.5 to the Company's Registration
                 Statement on Form SB-2 (Registration No. 33- 99972)
                 previously filed with the Commission.

  10.6   --      Employment Agreement, dated January 1, 1996, by and
                 between the Bank and Michael Lewis, incorporated by
                 reference to Exhibit 10.6 to the Company's Registration
                 Statement on Form SB-2 (Registration No. 33- 99972)
                 previously filed with the Commission.

  10.7   --      Data Processing Agreement, dated April 1, 1995, by and
                 between the Bank and M & I Data Services, Inc.

  10.8   --      Mortgage Loan Subservice Agreement between Dovenmuehle
                 Mortgage, Inc.  and American Bank of Bradenton, dated May
                 17, 1994, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2
                 (Registration No. 33.99972) previously filed with the
                 Commission.

 *10.9   --      American Bancshares, Inc. and American Bank of Bradenton
                 Incentive Stock Option Plan of 1996, date May 28, 1996,
                 and Form of Incentive Stock Option Agreement.



Exhibit                                                                         Sequentially
Number                       Description of Exhibits                           Numbered Pages
-------                      -----------------------                           --------------

 *13.1   --      Annual Report to Shareholders for the year ended December
                 31, 1996 ("Annual Report") filed herewith.  Such Annual
                 Report, except for those portions thereof that are
                 expressly incorporated by reference herein, is furnished
                 for the information of the Securities and Exchange
                 Commission only and is not deemed to be "filed" as part of this Annual Report on Form 10-KSB.

  21.1   --      Subsidiaries of the Company, incorporated herein by
                 reference to Exhibit 21 to the Company's Form 10-KSB for
                 the fiscal year ended December 31, 1995 previously filed
                 with the Commission.

 *27.1   --      Financial Data Schedule (for SEC use only)

-------------------------------
* an Exhibit filed herewith