Form 10QSB
period 1997-03-31
AMERICAN BANCSHARES INC \FL\
filed 1997-05-15
CIK 1004528

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

                          For the transition period to

                         Commission file number 0-27474
                                               ----------

                           AMERICAN BANCSHARES, INC.
  -------------------------------------------------------------------------
       (Exact name of small business issues as specified in its charter)


             Florida                                   65-0624640
  ----------------------------------       ---------------------------------
      (State or other jurisdiction               (IRS Employer Id. No.)
      incorporation or organization

                4702 Cortez Road West, Bradenton, Florida 34210
     ---------------------------------------------------------------------

                                 (941) 795-3050
                    -------------------------------------------


-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X     No    .
                                                               ----      ----

State the number of shares outstanding of each issuer's classes of common equity, as of the last practicable date: 4040927 as of March 31, 1997
                                        -----------------------------------

                               TABLE OF CONTENTS


                                                                                              Page
Part I           FINANCIAL INFORMATION

                 Item 1
                          -Financial Statements                                               1-3

                          -Notes to Consolidated Condensed Financial Statements               4-6

                 Item 2
                          -Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                         7-8


Part II          OTHER INFORMATION

                 Item 1           Legal Proceedings                                           9


                 Item 2           Changes in Securities
                                  (Not applicable this report)                                n/a

                 Item 3           Defaults Upon Senior Securities
                                  (Not applicable this report)                                n/a

                 Item 4           Submission of Matters to a Vote
                                  of Security Holders
                                  (Not applicable this report)                                n/a

                 Item 5           Other Information
                                  (Not applicable this report)                                n/a



PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in thousands)

                                                      MARCH 31,         DECEMBER 31,
                                                         1997               1996
ASSETS                                               (UNAUDITED)         (AUDITED)
  Cash and due from banks                          $       8,164     $         7,517
  Federal funds sold                                       5,145               6,000
  Interest bearing deposits in banks                         662               7,528
  Mortgage loans held for sale                            26,099              20,351
  Investment securities, available for sale               34,104              21,026
  Mortgage-backed securities, available for sale           5,564               5,085
  Loans (net of allowance for credit losses and
   deferred loan fees of $487,537 as of
   March 31, 1997 and $395,463 as of
   December 31, 1996)                                    144,714             135,108
Premises and equipment, net                                7,105               6,879
Other real estate owned, net                                 720                   0
Goodwill                                                      54                   0
Other assets                                               3,114               2,471
                                                   -------------     ---------------
  TOTAL ASSETS                                     $     235,445     $       211,965
                                                   =============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits                                         $     196,803     $       177,203
  Securities sold under agreements to repurchase          13,490              10,113
  Federal funds purchased and FHLB borrowings              5,000               5,000
  Other liabilities                                        1,082                 835
                                                   -------------     ---------------
    TOTAL LIABILITIES                                    216,375             193,151


SHAREHOLDERS' EQUITY
  Common stock, $1.175 par value, 10,000,000
   shares authorized, 4,040,927 shares issued
   and outstanding as of March 31, 1997
   and 4,001,744 as of December 31, 1996                   4,783               4,702
  Additional paid in capital                              12,033              11,736
  Unrealized gain (loss) on securities available
     for sale, net                                          (456)                (80)
  Retained earnings                                        2,710               2,456
                                                   -------------     ---------------
    TOTAL STOCKHOLDERS' EQUITY                            19,070              18,814
                                                   -------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $     235,445     $       211,965
                                                   =============     ===============


      The accompanying notes are an integral part of these financial statements.

AMERICAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED, $ IN THOUSANDS)

                                                                THREE MONTH'S ENDED MARCH,
                                                                1997                  1996
                                                       ------------------    -------------------
Interest income
  Interest and fees on loans                           $            3,555    $             2,777
  Interest on mortgage backed securities, taxable                      95                     80
  Interest on investment securities, taxable                          542                    232
  Interest on investment securities, nontaxable                         5                      5
  Other interest income                                               125                     63
                                                       ------------------    -------------------
    Total interest income                                           4,322                  3,157

Interest expense
  Deposits                                                          2,075                  1,465
  Securities sold under agreements to repurchase                      113                     81
  Federal funds purchased and FHLB advances                            78                     38
                                                       ------------------    -------------------
    Total interest expense                                          2,266                  1,584

Net interest income                                                 2,056                  1,573
Provision for loan losses                                             140                     29
                                                       ------------------    -------------------
Net interest income after loan loss                                 1,916                  1,544

Noninterest income
  Service charges & fees                                              225                    154
  Gain on sale of loans                                                 4                    100
  Fees on mortgage servicing                                           22                      8
  Gain on sale of servicing                                            52                      0
  Originated mortgage servicing rights                                  6                    121
  Gain on sale of securities                                            2                      0
  Merchant fees                                                       121                     59
  Other income                                                        151                     74
                                                       ------------------    -------------------
    Total noninterest income                                          583                    516

Noninterest expense
  Salaries & employee benefits                                      1,018                    898
  Net occupancy expense                                               278                    187
  Data processing fees                                                108                    143
  Other expense                                                       754                    517
                                                       ------------------    -------------------
    Total noninterest expense                                       2,158                  1,745

Income before income taxes                                            341                    315
Provision for income taxes                                            134                    119
                                                       ------------------    -------------------

Net income                                             $              207  $                 196
                                                       ==================  ======================
Earnings per share
Primary                                                $             0.21  $                0.25

Fully diluted                                                        0.21                   0.23

Average Number of shares outstanding
Primary                                                         4,032,222              3,160,258
Fully diluted                                                   4,052,994              3,398,112

The accompanying notes are an integral part of these financial statements

AMERICAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED, $ IN THOUSANDS)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            1997               1996
                                                                      -------------    ---------------
Cash flows from operating activities:

    Net income                                                        $          207   $           195
                                                                      --------------   ---------------
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for loan losses                                                140                30
        Net gain on sale of investment securities                                 (2)                0
        Net gain on sale of loans                                                 (4)              (99)
        Net gain on sale of mortgage servicing rights                            (52)                0
        Net gain on originated mortgage servicing rights                          (6)             (121)
        Net gain on sale of assets                                                 0                 0
        Deferred income taxes                                                      0               119
        Depreciation                                                             144                85
        Net amortization of premiums and accretion of discounts on
           investment securities                                                   4                18
        Increase in other liabilities                                            244               239
        Increase in other assets                                              (1,360)              468
                                                                      --------------   ---------------
          Total adjustments                                                     (892)              739
                                                                      --------------   ---------------
          Net cash provided by operating activities                             (685)              934
                                                                      --------------   ---------------

Cash flows from investing activities:
    Loan originations, net of repayments                                     (19,700)          (13,868)
    Purchase of loans held for sale                                                0                 0
    Proceeds from sales of loans held for sale                                 4,211            10,189
    Purchases of bank premises and equipment                                    (370)           (1,282)
    Proceeds on sales of assets                                                    0                 0
    Proceeds from maturities of held to maturity investment securities             0                 0
    Proceeds from sales and maturities of available for sale investment
          securities                                                           1,546             5,609
    Purchases of held to maturity investment securities                            0                 0
    Purchases of available for sale investment securities, net of
            repayments                                                       (15,481)           (5,878)
                                                                      --------------   ---------------
          Net cash used in investing activities                              (29,794)           (5,230)
                                                                      --------------   ---------------

Cash flows from financing activities:
    Net increase (decrease) in demand deposits, NOW and savings
          accounts                                                            19,506             6,345
    Net increase in time deposits                                                 97             2,557
    Net increase (decrease) in securities sold under agreements to
             repurchase                                                        3,377              (265)
    Principal payments under capital lease obligations                             0                 0
    Proceeds from advances from the FHLB and Federal Funds purchased               0            (5,000)
    Proceeds from sale of stock                                                  425             7,908
                                                                      --------------   ---------------
          Net cash provided by financing activities                           23,405            11,545
                                                                      --------------   ---------------
    Net increase (decrease) in cash and cash equivalents                      (7,074)            7,249
    Cash and cash equivalents at beginning of period                          21,045            22,514
                                                                      --------------   ---------------
    Cash and cash equivalents at end of period                        $       13,971   $        29,763
                                                                      ==============   ===============
    Supplemental disclosures:
        Interest paid                                                 $        2,259   $         1,594
                                                                      ==============   ===============
        Taxes paid                                                    $            0   $             0
                                                                      ==============   ===============

      The accompanying notes are an integral part of these financial statements.

                    AMERICAN BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.          Holding Company and Subsidiary Background Information

                 American Bancshares, Inc. (Company), is a one bank holding company, operated under the laws of the state of Florida. Its wholly owned banking subsidiary is American Bank of Bradenton
                 (Bank), a state chartered bank. The Holding Company, a Florida corporation organized June 30, 1995, is a registered holding company under the Bank Holding Company Act of 1956, as amended, and on December 1, 1995 became the bank holding company for the Bank. The Bank was incorporated on December 6, 1988 and opened for business on May 8, 1989. The Bank is a general commercial bank with all the rights, powers, and privileges granted and conferred by the Florida Banking Code. Although the Holding Company was not formed until June 30, 1995 and did not acquire the Bank until December 1, 1995, the financial statements have been presented as if the Holding Company had been in existence since the Bank was formed in 1988 and as if the Bank was its wholly owned subsidiary since that time.

Note 2.          Basis of Presentation

                 The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

                 The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1996 Form 10KSB. This quarterly report should be read in conjunction with such annual report.

Note 3.          Investments

                 The Company's investment and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards number 115. Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At March 31, 1997, an unrealized loss, net of tax, of $456,000 was reflected as a decrease of shareholders' equity.

                    AMERICAN BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



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

Note 5.          Capital

                 In December 1995, the Company filed a registration statement on Form SB-2 with Securities and Exchange Commission to register for sale 1,250,000 shares of the Company's common stock (with an additional 187,500 shares subject to the underwriters' over allotment option) at $6.00 per share pursuant to a firm commitment underwritten public offering. The SB-2 became effective February 6, 1996, with the sale of 1,250,000 shares of common stock consummated on February 13, 1996. On March 6, 1996, the underwriter elected to exercise the over allotment, consummating the transaction on March 13, 1996. Of the net proceeds of approximately $7.5 million, $4.0 million has been contributed as capital to the Bank and approximately $786,000 invested to date in land and building in the construction of an administrative facility. The balance will be used for general corporate purposes including the construction of a new administrative facility, possible acquisitions of other financial institutions, and working capital.

Note 6.          Impact of Recently Issued Accounting Standards

                 Earnings Per Share: In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.
                 128), was issued. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share.

                 SFAS No. 128 is designed to improve the Earnings Per Share
                 (EPS) information provided in financial statements by simplifying computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures regardless of whether basic and fully diluted EPS are the same. It also requires a reconciliation of the numerator and denominator used in computing basic and fully diluted EPS.

                    AMERICAN BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 6.          Impact of Recently Issued Accounting Standards (Continued)

                 SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. The statement requires restatement of all prior-period EPS data presented after the effective date. The Company has not yet determined the impact adoption of SFAS No. 128 will have on its financial statements.

                 Capital Structure Disclosure: In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (SFAS No. 129). SFAS No. 129 consolidates the existing requirements to disclose certain information about an entity's capital structure.

                 SFAS No. 129 requires that disclosure about an entity's capital structure include a brief discussion of rights and privileges for securities outstanding, including dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking-fund requirements, unusual voting rights, and significant terms of contracts to issue additional shares. The number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented also are required to be disclosed. In addition, companies that issue stock with liquidation preferences or redeemable stock are required to disclose all pertinent characteristics of those securities.

                 SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. As SFAS No. 129 relates only to disclosure issues, there will be no impact on the Company's financial statements upon adoption.

PART 1


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



AMERICAN BANCSHARES, INC. AND SUBSIDIARY


LIQUIDITY AND CAPITAL RESOURCES

Total assets of the Company increased by 11% to $235,445,000 as of March 31, 1997, from $211,965,000 as of December 31, 1996 and 42% from $166,117,000 as of
March 31, 1996. The increase in assets from December 31, 1996, was primarily the result of increases in interest earning assets with net loans increasing by $15,353,000 to $170,813,000 and investment securities increasing by $13,557,000. Federal funds sold decreased by $855,000 to $5,145,000 as of March 31, 1997. The increases in assets were funded through increases in deposits at existing locations.

As a result of the public offering and subsequent $4,000,000 investment in the Bank by the Company, the Bank's Tier 1 leverage ratio was 6.90%, Tier 1 to risk weighted assets was 9.41% and total risk based capital was 10.01% as of March 31, 1997, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at March 31, 1997 of 35.34%. In addition, the Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). FHLB has approved an advance totaling $11,500,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of March 31, 1997, an advance in the amount of $5,000,000 was outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of March 31, 1997, the Bank had no federal funds purchased.

PART 1

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

AMERICAN BANCSHARES, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 1997 was $207,000 or $.05 per share, compared to net income of $196,000 or $.06 per share for the same period for 1996. Earnings per share were affected by the additional shares outstanding as a result of the public offering which was completed in the first quarter of 1996. Net interest income increased $483,000 to $2,056,000 for the quarter ended March 31, 1997 as a result of the increase in interest earning assets. Non-interest income increased from $516,000 for the quarter ended March 31, 1996 to $583,000 for the same period in 1997. The increase in non-interest income is primarily attributable to increases in deposit fees of $71,000 resulting from a larger deposit base, increase in the gains on the sale of servicing rights of $52,000 and an increase in credit card merchant fee income of $62,000.

Total general and administrative expense for the quarter ended March 31, 1997, increased $413,000 over the same period of 1996. This increase resulted primarily from increases in other operating expenses related to the growth in the Company's assets and number of Bank branches. Specifically, occupancy expense, professional services and depreciation accounted for a substantial portion of the increase for both the quarter and year to date ended March 31, 1997. In addition, salary and benefit costs increased $120,000 as a result of increased staff in lending, operations, and accounting which were added to support the significant growth experienced during 1996. Also, in January, 1997, the Company acquired Deschamps & Gregory, a local mortgage brokerage firm, and hired staff for the new Palmetto branch office that will open in June 1997. Full time equivalent employees increased from 105.5 at March 31, 1996 to 135 as of March 31, 1997.

For the three months ended March 31, 1997, net interest income increased $483,000 to $2,056,000 compared to $1,573,000 for the same period in 1996 as a result of the 42% asset growth. The provision for loan loss expense increased from $29,000 for the three month period ended March 31, 1996 to $140,000 for the same period in 1997. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

PART II - OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS


         On January 15, 1997, Theresa Moss, a former employee of the Bank, filed a claim with the Equal Employment Opportunity Commission (EEOC) alleging that such employee was demoted by the Bank in retaliation for complaining against a co-employee for offensive comments which caused a hostile work environment leading to her resignation from the Bank. It is alleged that this conduct violated her rights under Title VII of the Civil Rights Act of 1964. The EEOC claim does not request any specific relief or remedies sought in connection therewith. The Company believes that the Bank acted appropriately and that this action is without merit and it intends to defend this action vigorously.


         On March 27,1997, James J. Bazata, a former employee of the Bank, filed an claim in the United States District Court, Tampa Division, alleging that such employee was discriminated against. It is alleged that this conduct violated his rights under the Americans with Disabilities Act of 1990. The company believes that the Bank acted appropriately and that this action is without merit and intends to defend this action vigorously.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       /s/     GERALD L. ANTHONY
                                       ------------------------------------
                                       Gerald L. Anthony, President and Chief
                                       Executive Officer


                                       Date:   May 12, 1997


                                       /s/     BRIAN M. WATTERSON
                                       -------------------------------------
                                       Brian M. Watterson
                                       Senior Vice President and
                                       Chief Financial Officer


                                       Date:   May 12, 1997