Form 10QSB
period 1997-06-30
AMERICAN BANCSHARES INC \FL\
filed 1997-08-14
CIK 1004528

                    U.S. Securities and Exchange Commission
                                Washington, D.C.

                                  Form 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                          For the transition period to

                         Commission file number      0-27474
                                                -----------------

                           American Bancshares, Inc.
   -------------------------------------------------------------------------
       (Exact name of small business issues as specified in its charter)

               Florida                                     65-0624640
----------------------------------                    ----------------------
   (State or other jurisdiction                        (IRS Emloyer Id. No.)
   incorporation or organization

                4702 Cortez Road West, Bradenton, Florida 34210
           ---------------------------------------------------------

                                 (941) 795-3050
                     --------------------------------------

             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                      ------      ------

State the number of shares outstanding of each issuer's classes of common equity, as of the last practicable date: 4040927 as of June 30, 1997
                                        ---------------------------------

                               TABLE OF CONTENTS


                                                                                                 Page

Part I            FINANCIAL INFORMATION

                  Item 1

                           -Financial Statements                                                 1-4

                           -Notes to Consolidated Condensed Financial Statements                 5-7

                  Item 2

                           -Management's Discussion and Analysis
                            of Financial Condition and Results of

                            Operations                                                           8-9

Part II           OTHER INFORMATION

                  Item 1            Legal Proceedings                                             10


                  Item 2            Changes in Securities                                         10


                  Item 3            Defaults Upon Senior Securities

                                    (Not applicable this report)                                 n/a


                  Item 4            Submission of Matters to a Vote
                                    of Security Holders                                        10-11


                  Item 5            Other Information                                             11


                  Item 6            Exhibits and Reports on Form 8-K                              11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in thousands)

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1997          1996
ASSETS                                                                 (UNAUDITED)    (AUDITED)
                                                                       ---------------------------
  Cash and due from banks                                              $    8,486   $       7,517
  Federal funds sold                                                        4,300           6,000
  Interest bearing deposits in banks                                        1,609           7,528
  Mortgage loans held for sale                                             38,941          20,351
  Investment securities, available for sale                                34,837          21,026
  Mortgage-backed securities, available for sale                            3,825           5,085
  Loans (net of allowance for credit losses and
   deferred loan fees of $751,571 as of
   June 30, 1997 and $395,463 as of
   December 31, 1996)                                                     153,040         135,108
Premises and equipment, net                                                 7,973           6,879
Other real estate owned, net                                                  641               0
Goodwill                                                                       53               0
Other assets                                                                2,949           2,471
                                                                       ----------   -------------

  TOTAL ASSETS                                                         $  256,654   $     211,965
                                                                       ==========   =============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

  Deposits                                                             $  214,350   $     177,203
  Securities sold under agreements to repurchase                           16,282          10,113
  Federal funds purchased and FHLB borrowings                               5,000           5,000
  Other liabilities                                                         1,061             835
                                                                       ----------   -------------
    TOTAL LIABILITIES                                                     236,693         193,151

SHAREHOLDERS' EQUITY

  Common stock, $1.175 par value, 10,000,000 shares authorized, 4,040,927 shares issued and outstanding as of June 30, 1997
   and 4,001,744 as of December 31, 1996                                    4,783           4,702
  Additional paid in capital                                               12,033          11,736
  Unrealized gain (loss) on securities available for sale, net                 32             (80)
  Retained earnings                                                         3,113           2,456
                                                                       -----------  -------------
    TOTAL SHAREHOLDERS' EQUITY                                             19,961          18,814
                                                                       -----------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  256,654   $     211,965
                                                                       ===========  =============


The accompanying notes are an integral part of these financial statements.

AMERICAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
($ IN THOUSANDS EXCEPT WHERE INDICATED)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                                    1997            1996            %             %
                                                                 (unaudited)     (unaudited)     Change        Change
                                                                 -----------     ----------    -----------   ----------
Interest income
  Interest and fees on loans                                     $     4,032    $     2,999    $     34.44   $    1,033
  Interest on mortgage backed securities, taxable                         65             90         (27.78)         (25)
  Interest on investment securities, taxable                             622            253         145.85          369
  Interest on investment securities, nontaxable                            5              5           0.00            0
  Other interest income                                                   31             78         (60.26)         (47)
                                                                 -----------    -----------    -----------   ----------
    Total interest income                                              4,755    $     3,425    $     38.83   $    1,330

Interest expense
  Deposits                                                             2,217          1,602          38.39          615
  Securities sold under agreements to repurchase                         148             87          70.11           61
  Federal funds purchased and FHLB advances                              112              1      11,100.00          111
                                                                 -----------    -----------    -----------   ----------
    Total interest expense                                             2,477          1,690          46.57          787

Net interest income                                                    2,278          1,735          31.30          543
Provision for loan losses                                                325             48         577.08          277
                                                                 -----------    -----------    -----------   ----------
Net interest income after loan loss                                    1,953          1,687          15.77          266

Noninterest income
  Service charges & fees                                                 322            165          95.15          157
  Gain on sale of loans                                                   26             35         (25.71)          (9)
  Fees on mortgage servicing                                              25             10         150.00           15
  Gain on sale of servicing                                              219              4       5,375.00          215
  Originated mortgage servicing rights                                    32             59         (45.76)         (27)
  Gain on sale of securities                                               2              0         100.00            2
  Merchant fees                                                          134             93          44.09           41
  Other income                                                           197             61         222.95          136
                                                                 -----------    -----------    -----------   ----------
    Total noninterest income                                             957            427         124.12          530

Noninterest expense
  Salaries & employee benefits                                         1,046            926          12.96          120
  Net occupancy expense                                                  301            193          55.96          108
  Data processing fees                                                    74            155         (52.26)         (81)
  Other expenses                                                         853            514          65.95          339
                                                                 -----------    -----------    -----------   ----------
    Total noninterest expense                                          2,274          1,788          27.18          486

Income before income taxes                                               636            326          95.09          310
Provision for income taxes                                               233            127          83.46          106
                                                                 -----------    -----------    -----------   ----------

Net income                                                       $       403    $       199         102.51          204
                                                                 ===========    ===========    ===========   ==========

Earnings per share(s)
Primary                                                          $      0.10    $      0.05
Fully diluted                                                           0.10           0.05

Average Number of shares outstanding
Primary                                                            4,040,927      3,850,278
Fully diluted                                                      4,061,696      4,084,388


The accompanying notes are an integral part of these financial statements.

AMERICAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
($ IN THOUSANDS EXCEPT WHERE INDICATED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                           1997           1996               %            %
                                                       (UNAUDITED)    (UNAUDITED)         Change       Change
                                                      ------------    -----------     ------------   ----------
Interest income
  Interest and fees on loans                           $    7,606     $    5,774     $      31.73   $    1,832
  Interest on mortgage backed securities, taxable             159            170            (6.47)         (11)
  Interest on investment securities, taxable                1,164            476           144.54          688
  Interest on investment securities, nontaxable                10             10             0.00            0
  Other interest income                                       156            150             4.00            6
                                                       ----------     ----------     ------------   ----------
   Total interest income                                    9,095          6,580            38.22        2,515

Interest expense
  Deposits                                                  4,292          3,066            39.99        1,226
  Securities sold under agreements to repurchase              261            168            55.36           93
  Federal funds purchased and FHLB advances                   189             39           384.62          150
                                                       ----------     ----------     ------------   ----------
   Total interest expense                                   4,742          3,273            44.88        1,469

Net interest income                                         4,353          3,307            31.63        1,046
Provision for loan losses                                     465             77           503.90          388
Net interest income after loan loss                    ----------     ----------     ------------   ----------
                                                            3,888          3,230            20.37          658

Noninterest income
  Service charges & fees                                      547            319            71.47          228
  Gain on sale of loans                                        30            135           (77.78)        (105)
  Fees on mortgage servicing                                   47             18           161.11           29
  Gain on sale of servicing                                   271              4         6,675.00          267
  Originated mortgage servicing rights                         37            180           (79.44)        (143)
  Gain on sale of securities                                    4             14           (71.43)         (10)
  Merchant fees                                               257            152            69.08          105
  Other income                                                329             81           306.17          248
                                                       ----------     ----------     ------------   ----------
   Total noninterest income                                 1,522            903            68.55          619

Noninterest expense
  Salaries & employee benefits                              2,065          1,824            13.21          241
  Net occupancy expense                                       575            380            51.32          195
  Data processing fees                                        182            298           (38.93)        (116)
  Other expenses                                            1,610            995            61.81          615
                                                       ----------     ----------     ------------   ----------
   Total noninterest expense                                4,432          3,497            26.74          935

Income before income taxes                                    978            636            53.77          342
Provision for income taxes                                    368            242            52.07          126
                                                       ----------     ----------     ------------   ----------

Net income                                             $      610     $      394            54.82          216
                                                       ==========     ==========     ============   ==========

Earnings per share(s):
Primary                                                $     0.15     $     0.11
Fully diluted                                                0.15           0.11

Average Number of shares outstanding:
Primary                                                 4,036,598      3,505,268
Fully diluted                                           4,057,369      3,740,140

AMERICAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED, $ IN THOUSANDS)

                                                     SIX MONTH'S ENDED JUNE 30,
                                                         1997           1996
                                                       --------       --------
Cash flows from operating activities:
  Net income                                           $    610       $    394
                                                       --------       --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                             465             78
      Net gain on sale of investment securities              (4)           (13)
      Net gain on sale of loans                             (30)          (135)
      Net gain on sale of mortgage servicing rights        (271)            (5)
      Net gain on originated mortgage servicing rights      (37)          (180)
      Net gain on sale of assets                              0              0
      Deferred income taxes                                 (65)           252
      Depreciation                                          295            189
      Net amortization of premiums and accretion of
        discounts on investment securities                    9            (57)
      Increase in other liabilities                         223            675
      Increase in other assets                             (865)          (197)
                                                       --------       --------
        Total adjustments                              $   (280)      $    607
                                                       --------       --------
        Net cash provided by operating activities           330          1,001
                                                       --------       --------

Cash flows from investing activities:
  Loan originations, net of repayments                  (47,584)       (35,050)
  Purchase of loans held for sale                             0              0
  Proceeds from sales of loans held for sale             10,693         17,883
  Purchases of bank premises and equipment               (1,389)        (1,687)
  Proceeds on sales of assets                                 0              0
  Proceeds from maturities of held to maturity
    investment securities                                     0              0
  Proceeds from sales and maturities of available
    for sale investment securities                        3,857          9,802
  Purchases of available for sale investment
    securities, net of repayments                       (16,301)       (16,641)
                                                       --------       --------
        Net cash used in investing activities           (50,724)       (25,693)

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW and
    savings accounts                                     25,958         14,338
  Net increase in time deposits                          11,192         17,365
  Net increase (decrease) in securities sold under
    agreements to repurchase                              6,169            227
  Principal payments under capital lease obligations          0              0
  Proceeds from advances from the FHLB and Federal
    Funds purchased                                           0         (5,000)
  Proceeds from sale of stock                               425          7,918
                                                       --------       --------
        Net cash provided by financing activities        43,744         34,862
                                                       --------       --------

  Net increase (decrease) in cash and cash equivalents   (6,650)        10,170
  Cash and cash equivalents at beginning of period       21,045          6,768
                                                       --------       --------
  Cash and cash equivalents at end of period           $ 14,395       $ 16,938
                                                       ========       ========

  Supplemental disclosures:
    Interest paid                                      $  4,695       $  3,193
                                                       ========       ========
    Income taxes paid                                  $    170       $    309
                                                       ========       ========


The accompanying notes are an integral part of these financial statements

                    AMERICAN BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.           Holding Company and Subsidiaries Background Information

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

                  The Company organized "Freedom Finance Company" (Finance Company), a Florida Corporation, as a non-banking subsidiary on June 11,1997. The Finance Company was capitalized by the Company on July 11,1997. The Finance Company is licensed under the Florida Consumer Finance Act by the Florida Department of Banking and Finance. The purpose of Freedom Finance Company is to make "consumer finance loans." A "consumer finance loan" means a loan of money, credit or goods in the amount of $25,000 or less for which the Lender charges, contracts for, collects, or receives interest at a rate greater than 18% per annum.

Note 2.           Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

                  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1996 Form 10KSB. This quarterly report should be read in conjunction with such annual report.

Note 3.           Investments

                  The Company's investment and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards number 115. Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At June 30, 1997, an unrealized gain, net of tax, of $32,000 was reflected as an increase of shareholders' equity.

                    AMERICAN BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4.           Earnings Per Share

                  Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for the respective period(s). The increase in the weighted average number of shares is a result of the Company's public offering in February 1996. Common stock equivalents in the form of stock warrants and options have been included to reflect the dilution effect of such warrants and options.

Note 5.           Capital

                  In December 1995, the Company filed a registration statement on Form SB-2 with Securities and Exchange Commission to register for sale 1,250,000 shares of the Company's common stock (with an additional 187,500 shares subject to the underwriters' over allotment option) at $6.00 per share pursuant to a firm commitment underwritten public offering. The SB-2 became effective February 6, 1996, with the sale of 1,250,000 shares of common stock consummated on February 13, 1996. On March 6, 1996, the underwriter elected to exercise the over allotment, consummating the transaction on March 13, 1996. Of the net proceeds of approximately $7.5 million, $4.5 million has been contributed as capital to the Bank and approximately $1,120,000 invested to date in land and building in the construction of an administrative facility. The balance will be used for general corporate purposes including the construction of a new administrative facility, possible acquisitions of other financial institutions, and working capital.

Note 6.           Impact of Recently Issued Accounting Standards

                  Comprehensive Income: In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                  This statement is effective for the fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management does not believe that adoption of SFAS No. 130 will have a material impact on the company's financial statements.

                  Disclosures About Segments of an Enterprise: In June, 1997 the Financial Accounting Standards Board also issued (SFAS) No. 131, Disclosures about segments of an Enterprise and Related Information, which establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

                  This statement is effective for financial statements for periods beginning after December 15,1997. In the initial year of application, comparative information for earlier years is to be restated. The Company has not yet determined the impact adoption of SFAS No. 131 will have on its financial statements.

PART 1

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

AMERICAN BANCSHARES, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

Total assets of the Company increased by 21% to $256,654,000 as of June 30, 1997, from $211,965,000 as of December 31, 1996 and 35% from $190,686,000 as of
June 30, 1996. The increase in assets from December 31, 1996, was primarily the result of increases in interest earning assets with net loans increasing by $36,521,000 to $191,981,000 and investment securities increasing by $12,551,000. Federal funds sold decreased by $1,700,000 to $4,300,000 as of June 30, 1997. The increases in assets were funded through increases in deposits at existing locations and the addition of a new branch location which opened 6/16/97.

As a result of the public offering and subsequent $4,500,000 investment in the Bank by the Company, the Bank's Tier 1 leverage ratio was 6.79%, Tier 1 to risk weighted assets was 9.29% and total risk based capital was 10.02% as of June 30, 1997, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at June 30, 1997 of 36.37%. In addition, the Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). FHLB has approved an advance totaling $25,000,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of June 30, 1997, an advance in the amount of $5,000,000 was outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of June 30, 1997, the Bank had no federal funds purchased.

PART 1

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(CONTINUED)

AMERICAN BANCSHARES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The Company's net income for the quarter ended June 30, 1997 was $403,000 or $.10 per share, compared to net income of $199,000 or $.05 per share for the same period for 1996. Earnings per share were affected by the additional shares outstanding as a result of the public offering which was completed in the first quarter of 1996. Net interest income increased $543,000 to $2,278,000 for the quarter ended June 30, 1997 as a result of the increase in interest earning assets. Non-interest income increased from $427,000 for the quarter ended June 30, 1996 to $957,000 for the same period in 1997. The increase in non-interest income is primarily attributable to increases in the gains on the sale of servicing rights of $215,000 as a result of the sale of the FNMA servicing portfolio outstanding at May 30, 1997, deposit fees of $157,000 resulting from a larger deposit base and an increase in credit card merchant fee income of $41,000.

Total general and administrative expense for the quarter ended June 30, 1997, increased $486,000 over the same period of 1996. This increase resulted primarily from increases in other operating expenses related to the growth in the Company's assets and number of Bank branches. Specifically, occupancy expense, professional services and depreciation accounted for a substantial portion of the increase for the quarter ended June 30, 1997. In addition, salary and benefit costs increased $120,000 as a result of increased staff in lending, operations, and accounting which were added to support the significant growth experienced during 1996. Also, in January, 1997, the Company acquired Deschamps & Gregory, a local mortgage brokerage firm and hired staff for the new Palmetto branch office, in March 1997, that opened June 16, 1997. Full time equivalent employees increased from 111.5 at June 30, 1996 to 136 as of June 30, 1997.

For the three months ended June 30, 1997, net interest income increased $543,000 to $2,278,000 compared to $1,735,000 for the same period in 1996 as a result of the 35% asset growth. The provision for loan loss expense increased from $48,000 for the three month period ended June 30, 1996 to $325,000 for the same period in 1997. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On January 15, 1997, Theresa Moss, a former employee of the Bank, filed a claim with the Equal Employment Opportunity Commission ( EEOC ) alleging that such employee was demoted by the Bank in retaliation for complaining against a co-employee for offensive comments which caused a hostile work environment leading to her resignation from the Bank. It is alleged that this conduct violated her rights under Title VII of the Civil Rights Act of 1964. The EEOC claim does not request any specific relief or remedies sought in connection therewith. The company believes that the Bank acted appropriately and that this action is without merit and it intends to defend this action vigorously.

         On March 27, 1997, James J. Bazata, a former employee of the Bank, filed an claim in the United States District Court, Tampa Division, alleging that such employee was discriminated against. It is alleged that this conduct violated his rights under the Americans with Disabilities Act of 1990. The company believes that the Bank acted appropriately and that this action is without merit and intends to defend this action vigorously.

ITEM 2.           CHANGES IN SECURITIES

         On April 29, 1997 the board of Directors of the Company voted to issue 30,000 stock options pursuant to the "American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996." Of these 6,000 stock options were given to Gerald L. Anthony, President and CEO. The remaining 24,000 stock options were issued to other officers.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the Company's annual meeting on April 30, 1997.

         1.       To elect twelve persons as Directors.

The following directors, which consisted of all of the existing directors except John Weichel were nominated for reelection:


                                         Percentage
                                    For              Against
         Gerald L. Anthony          98.00            2.00
         Samuel S. Aidlin           97.87            2.13
         Ronald L. Larson           97.87            2.13
         Timothy I. Miller          98.00            2.00
         Dan E. Molter              93.96            6.04
         Kirk D. Moudy              98.00            2.00
         Lindell Orr                97.98            2.02
         Lynn B. Powell             97.85            2.15
         Walter L. Presha           97.75            2.25
         J. Gary Russ               98.00            2.00
         R. Jay Taylor              97.93            2.07
         Edward D. Wyke             97.74            2.26

Of the total of 4,070,058 shares of common stock eligible to vote, there were 2,775,586 shares present in person or by proxy and the above named directors were reelected with the results for each noted above.

PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(CONTINUED)

         2. To consider and vote on adoption of the proposed "1997 Nonqualified Share Option Plan For Non-Employee Directors", to be effective April 30, 1997.

Of the total of 4,070,058 shares of common stock eligible to vote, there were 2,775,586 shares present in person or by proxy with 2,333,142 votes for, 374,576 votes against, and 67,848 abstaining. The above named plan was adopted.

         3. To ratify the selection of Coopers & Lybrand L.L.P. as independent accountants for the Corporation for the year ending December 31, 1997

Of the total of 4,070,058 shares of common stock eligible to vote, there were 2,775,586 shares present in person or by proxy with 2,728,972 votes for, 36,624 votes against, and 12,910 abstaining. Coopers and Lybrand were retained as independent accountants for the Company.

ITEM 5.           OTHER INFORMATION

         1. On April 30, 1997 John Weichel resigned from the Board of Directors of the Company.

         2. The Company organized "Freedom Finance Company" as a non-banking subsidiary on June 11, 1997. To date Freedom Finance Company has not commenced operations. A Balance Sheet delineating the disposition of the Company's initial investment is presented below.

         FREEDOM FINANCE COMPANY
         BALANCE SHEET
         AS OF JULY 11, 1997
         (Unaudited, actual $)

         ASSETS

           Cash and due from banks                                                 $      100
                                                                                   ----------
         TOTAL ASSETS                                                                     100
                                                                                   ----------
         LIABILITIES AND SHAREHOLDERS' EQUITY

           LIABILITIES                                                                      0
                                                                                   ----------
           SHAREHOLDERS' EQUITY

             Common stock, $0.01 par value, 10,000 shares authorized,
               100 shares issued and outstanding as of July 11,1997                         1
               Additional paid in capital                                                  99
                                                                                   ----------
             Total shareholders' equity                                                   100

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $      100
                                                                                   ----------


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits

             27      --Financial Data Schedule (for SEC use only)

           Reports on Form 8-K

             None.

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

                                        /s/ Gerald L. Anthony
                                        ------------------------------------
                                        Gerald L. Anthony, President and
                                        Chief Executive Officer

                                        Date:    August 12, 1997
                                             ---------------------



                                        /s/ Brian M. Watterson
                                        ------------------------------------
                                        Brian M. Watterson
                                        Senior Vice President and
                                        Chief Financial Officer

                                        Date:    August 12, 1997
                                             ---------------------