Form 10QSB
period 1997-09-30
AMERICAN BANCSHARES INC \FL\
filed 1997-10-29
CIK 1004528

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

                          For the transition period to

                         Commission file number 0-27474
                                                -------

                            American Bancshares, Inc.
                            -------------------------
        (Exact name of small business issues as specified in its charter)


                 Florida                             65-0624640
                 -------                             ----------
        (State or other jurisdiction             (IRS Emloyer Id. No.)
        incorporation or organization

                 4702 Cortez Road West, Bradenton, Florida 34210
                 -----------------------------------------------

                                 (941) 795-3050
                                 --------------

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X    No    .
                                                      ---    ---

State the number of shares outstanding of each issuer's classes of common equity, as of the last practicable date: 4040927 as of September 30, 1997
                                         --------------------------------

                                TABLE OF CONTENTS


                                                                                     Page
Part I            FINANCIAL INFORMATION

                  Item 1
                           -Financial Statements                                     1-4

                           -Notes to Consolidated Condensed Financial Statements     5-7

                  Item 2
                           -Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                               8-9


Part II           OTHER INFORMATION

                  Item 1            Legal Proceedings                                10


                  Item 2            Changes in Securities                            10


                  Item 3            Defaults Upon Senior Securities
                                    (Not applicable this report)                     n/a

                  Item 4            Submission of Matters to a Vote
                                    of Security Holders                              10


                  Item 5            Other Information                                10-11


                  Item 6            Exhibits and Reports on Form 8-K                 11

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
($ in thousands)

                                                                                 September 30,   December 31,
                                                                                     1997          1996         %           $
Assets                                                                            (unaudited)    (audited)    Change     Change
                                                                                   ---------     ---------    ------    ---------
  Cash and due from banks                                                          $   9,176     $   7,517     22.07        1,659
  Federal funds sold                                                                   6,324         6,000      5.40          324
  Interest bearing deposits in banks                                                   1,586         7,528    (78.93)      (5,942)
  Mortgage loans held for sale                                                        42,064        20,351    106.69       21,713
  Investment securities, available for sale                                           35,789        21,026     70.21       14,763
  Mortgage-backed securities, available for sale                                       4,684         5,085     (7.89)        (401)
  Loans (net of allowance for credit losses and
   deferred loan fees of $733,256 as of
   September 30, 1997 and $395,463 as of
   December 31, 1996)                                                                159,598       135,108     18.13       24,490
  Premises and equipment, net                                                          8,209         6,879     19.33        1,330
  Other real estate owned, net                                                            60             0    100.00           60
  Goodwill                                                                                81             0    100.00           81
  Other assets                                                                         2,621         2,471      6.07          150
                                                                                   ---------     ---------    ------    ---------
  Total assets                                                                     $ 270,192     $ 211,965     27.47       58,227
                                                                                   =========     =========    ======    =========

Liabilities and shareholders' equity

Liabilities
  Deposits                                                                         $ 226,097     $ 177,203     27.59       48,894
  Securities sold under agreements to repurchase                                      17,684        10,113     74.86        7,571
  Federal funds purchased and FHLB borrowings                                          5,000         5,000      0.00            0
  Other liabilities                                                                    1,009           835     20.84          174
                                                                                   ---------     ---------    ------    ---------
    Total liabilities                                                                249,790       193,151     29.32       56,639


Shareholders' equity
  Common stock, $1.175 par value, 10,000,000 shares authorized,
   4,040,927 shares issued and outstanding as of September 30, 1997
   and 4,001,744 as of December 31, 1996                                               4,783         4,702      1.72           81
  Additional paid in capital                                                          12,033        11,736      2.53          297
  Unrealized gain (loss) on securities available for sale, net                            38           (80)  (147.50)         118
  Retained earnings                                                                    3,548         2,456     44.46        1,092
                                                                                   ---------     ---------    ------    ---------
    Total stockholders' equity                                                        20,402        18,814      8.44        1,588
                                                                                   ---------     ---------    ------    ---------
Total liabilities and shareholders' equity                                         $ 270,192     $ 211,965     27.47       58,227
                                                                                   =========     =========    ======    =========

The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                                    Three Months ended September 30,    %             $
                                                                          1997           1996         Change        Change
                                                                        --------       --------       ------        ------
Interest income
  Interest and fees on loans                                           $    4,354     $    3,242         34.30         1,112
  Interest on mortgage backed securities, taxable                              74            151        (50.99)          (77)
  Interest on investment securities, taxable                                  561            368         52.45           193
  Interest on investment securities, nontaxable                                 5              5          0.00             0
  Other interest income                                                        84             45         86.67            39
                                                                       ----------     ----------     ---------    ----------
    Total interest income                                                   5,078          3,811         33.25         1,267

Interest expense
  Deposits                                                                  2,469          1,898         30.08           571
  Securities sold under agreements to repurchase                              177             87        103.45            90
  Federal funds purchased and FHLB advances                                    80              5      1,500.00            75
                                                                       ----------     ----------     ---------    ----------
    Total interest expense                                                  2,726          1,990         36.98           736

Net interest income                                                         2,352          1,821         29.16           531
Provision for loan losses                                                     150            130         15.38            20
                                                                       ----------     ----------     ---------    ----------
Net interest income after loan loss                                         2,202          1,691         30.22           511

Noninterest income
  Service charges & fees                                                      378            197         91.88           181
  Gain on sale of mortgage loans                                               60             29        106.90            31
  Gain on sale of securities                                                   70             47         48.94            23
  Gain on sale of servicing                                                    75             23        226.09            52
  Broker loan fees                                                            108             12        800.00            96
  Merchant fees                                                               105             36        191.67            69
  Other income                                                                196            113         73.45            83
                                                                       ----------     ----------     ---------    ----------
    Total noninterest income                                                  992            457        117.07           535

Noninterest expense
  Salaries & employee benefits                                              1,115            812         37.32           303
  Net occupancy expense                                                       170            107         58.88            63
  Furniture and equipment expenses                                            168            111         51.35            57
  Data processing fees                                                        104            118        (11.86)          (14)
  Other expense                                                               910            613         48.45           297
                                                                       ----------     ----------     ---------    ----------
    Total noninterest expense                                               2,467          1,761         40.09           706

Income before income taxes                                                    727            387         87.86           340
Provision for income taxes                                                    292            129        126.36           163
                                                                       ----------     ----------     ---------    ----------
Net income                                                             $      435     $      258         68.60           177
                                                                       ==========     ==========     =========    ==========
Earnings per share (actual $'s)
Primary                                                                $     0.11     $     0.07
Fully diluted                                                                0.11           0.06

Average Number of shares outstanding
Primary                                                                 4,040,927      3,879,933
Fully diluted                                                           4,070,927      4,084,388

The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                                       Nine Month's Ended September 30,    %           $
                                                                             1997              1996      Change      Change
                                                                          ----------        ----------   -------   ----------
Interest income Interest and fees on loans                                $   11,960        $    8,960     33.48        3,000
  Interest on mortgage backed securities, taxable                                233               321    (27.41)         (88)
  Interest on investment securities, taxable                                   1,726               862    100.23          864
  Interest on investment securities, nontaxable                                   14                14      0.00            0
  Other interest income                                                          240               177     35.59           63
                                                                          ----------        ----------   -------   ----------
    Total interest income                                                     14,173            10,334     37.15        3,839

Interest expense
  Deposits                                                                     6,762             4,964     36.22        1,798
  Securities sold under agreements to repurchase                                 438               255     71.76          183
  Federal funds purchased and FHLB advances                                      269                44    511.36          225
                                                                          ----------        ----------   -------   ----------
    Total interest expense                                                     7,469             5,263     41.92        2,206

Net interest income                                                            6,704             5,071     32.20        1,633
Provision for loan losses                                                        615               207    197.10          408
                                                                          ----------        ----------   -------   ----------
Net interest income after loan loss                                            6,089             4,864     25.19        1,225

Noninterest income
  Service charges & fees                                                         925               517     78.92          408
  Gain on sale of loans                                                           90               164    (45.12)         (74)
  Gain on sale of securities                                                      73                60     21.67           13
  Gain on sale of servicing                                                      346                38    810.53          308
  Broker loan fees                                                               242                31    680.65          211
  Originated mortgage servicing rights                                            92               196    (53.06)        (104)
  Merchant fees                                                                  362               188     92.55          174
  Other income                                                                   384               222     72.97          162
                                                                          ----------        ----------   -------   ----------
    Total noninterest income                                                   2,514             1,416     77.54        1,098

Noninterest expense
  Salaries & employee benefits                                                 3,180             2,538     25.30          642
  Net occupancy expense                                                          466               279     67.03          187
  Furniture and equipment expenses                                               454               322     40.99          132
  Data processing fees                                                           286               416    (31.25)        (130)
  Other expense                                                                2,513             1,693     48.43          820
                                                                          ----------        ----------   -------   ----------
    Total noninterest expense                                                  6,899             5,248     31.46        1,651

Income before income taxes                                                     1,704             1,032     65.12          672
Provision for income taxes                                                       659               382     72.51          277
                                                                          ----------        ----------   -------   ----------
Net income                                                                $    1,045        $      650     60.77          395
                                                                          ==========        ==========   =======   ==========
Earnings per share (actual $'s)
Primary                                                                   $     0.26        $     0.18
Fully diluted                                                                   0.26              0.17

Average Number of shares outstanding
Primary                                                                    4,038,057         3,631,068
Fully diluted                                                              4,061,938         3,854,981

The accompanying notes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statement of Cashflows
(unaudited, $ in thousands)

                                                                                                   Nine Month's Ended September 30,
                                                                                                           1997        1996
                                                                                                         --------    --------
Cash flows from operating activities:
     Net income                                                                                          $  1,045    $    650
                                                                                                         --------    --------
     Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                             615         208
        Net gain on sale of investment securities                                                             (73)        (60)
        Net gain on sale of loans                                                                             (90)       (165)
        Net gain on sale of mortgage servicing rights                                                        (346)        (25)
        Net gain on originated mortgage servicing rights                                                      (92)       (207)
        Net gain on sale of assets                                                                              0           0
        Deferred income taxes                                                                                 (65)        381
        Depreciation                                                                                          466         291
        Net amortization of premiums and accretion of discounts on
           investment securities                                                                               13        (101)
        Increase in other liabilities                                                                         171         406
        Increase in other assets                                                                              146         119
                                                                                                         --------    --------
          Total adjustments                                                                                   745         847
                                                                                                         --------    --------
          Net cash provided by operating activities                                                         1,790       1,497
                                                                                                         --------    --------
Cash flows from investing activities:
     Loan originations, net of repayments                                                                 (70,485)    (54,976)
     Purchase of loans held for sale                                                                            0           0
     Proceeds from sales of loans held for sale                                                            23,823      22,576
     Purchases of bank premises and equipment                                                              (1,796)     (2,714)
     Proceeds on sales of assets                                                                                0           0
     Proceeds from maturities of held to maturity investment securities                                         0           0
     Proceeds from sales and maturities of available for sale investment
          securities                                                                                       13,957      16,460
     Purchases of held to maturity investment securities                                                        0           0
     Purchases of available for sale investment securities, net of repayments                             (28,141)    (24,214)
                                                                                                         --------    --------
          Net cash used in investing activities                                                           (62,642)    (42,868)
                                                                                                         --------    --------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW and savings
          accounts                                                                                         27,393      20,384
     Net increase in time deposits                                                                         21,504      18,286
     Net increase (decrease) in securities sold under agreements to repurchase                              7,571      (1,679)
     Principal payments under capital lease obligations                                                         0           0
     Proceeds from advances from the FHLB and Federal Funds purchased                                           0           0
     Proceeds from sale of stock                                                                              425       8,220
                                                                                                         --------    --------
          Net cash provided by financing activities                                                        56,893      45,211
                                                                                                         --------    --------
     Net increase (decrease) in cash and cash equivalents                                                  (3,959)      4,042
     Cash and cash equivalents at beginning of period                                                      21,045       6,768

     Cash and cash equivalents at end of period                                                          $ 17,086    $ 10,810
                                                                                                         ========    ========
     Supplemental disclosures:
        Interest paid                                                                                    $  7,447    $  5,280
                                                                                                         ========    ========
        Income taxes paid                                                                                $    670    $    417
                                                                                                         ========    ========

     The accompanying notes are an integral part of these financial statements

                  AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

                  On September 23,1997 the Company entered into a definitive merger agreement. Pursuant to the merger agreement the Company will acquire Murdock Florida Bank (Murdock) on a stock-for-stock basis valued at $29.22 per share in a tax free exchange. Murdock Florida Bank is a community bank serving
                  Murdock, Florida and the surrounding area of northern Charlotte county and southern Sarasota county. The acquisition is expected to close in the fourth quarter of 1997 or the first quarter of 1998 and to be accounted for as a pooling of interests. Based upon information provided by Murdock, management believes the transaction will be accretive to 1998 earnings in excess of ten percent. The merger agreement has been approved by the boards of directors of both American Bancshares, Inc. and Murdock Florida Bank. The merger must also be approved by Murdock shareholders and by Federal and State bank regulatory authorities and is subject to various customary closing conditions.

Note 2.           Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three month period and the nine month period ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

                  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1996 Form 10KSB. This quarterly report should be read in conjunction with such annual report.

                  AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3.           Investments

                  The Company's investment and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards number 115. Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At September 30, 1997, an unrealized gain, net of tax, of $38,000 was reflected as an increase of shareholders' equity.

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

Note 5.           Capital

                  In December 1995, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for sale 1,250,000 shares of the Company's common stock (with an additional 187,500 shares subject to the underwriters' over allotment option) at $6.00 per share pursuant to a firm commitment underwritten public offering. The SB-2 became effective February 6, 1996, with the sale of 1,250,000 shares of common stock consummated on February 13, 1996. On March 6, 1996, the underwriter elected to exercise the over allotment, consummating the transaction on March 13, 1996. Of the net proceeds of approximately $7.5 million, $4.9 million has been contributed as capital to the Bank and approximately $1,420,000 invested to date in land and building in the construction of an administrative facility. The balance will be used for general corporate purposes including the construction of a new administrative facility, possible acquisitions of other financial institutions, and working capital.

Note 6.           Impact of Recently Issued Accounting Standards

                  Comprehensive Income: In June, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the fiscal years beginning after December 15,1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management does not believe that adoption of SFAS No. 130 will have a material impact on the company's financial statements.

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

                  AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

PART 1

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

Total assets of the Company increased by 27.5% to $270,192,000 as of September 30, 1997, from $211,965,000 as of December 31, 1996 and 34% from $201,124,000 as of September 30,1996. The increase in assets from December 31, 1996, was primarily the result of increases in interest earning assets with net loans increasing by $46,202,000 to $201,662,000 and investment securities increasing by $14,362,000. Federal funds sold increased by $324,000 to $6,324,000 as of September 30, 1997. The increases in assets were funded through increases in deposits at existing locations and the addition of a new branch location which opened 6/16/97.

As a result of the public offering and subsequent $4,900,000 investment in the Bank by the Company, the Bank's Tier 1 leverage ratio was 6.74%, Tier 1 to risk weighted assets was 9.35% and total risk based capital was 10.05% as of September 30, 1997, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at September 30, 1997 of 37.14%. In addition, the Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). FHLB has approved an advance totaling $25,000,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of September 30, 1997, an advance in the amount of $5,000,000 was outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of September 30, 1997, the Bank had no federal funds purchased.

The Company is currently negotiating with Barnett Bank, N.A. South Florida for a $5,000,000 Commercial Revolving Line of Credit (Credit Line). Proceeds from the Credit Line will be used for acquisition of real estate to be used for the development of its corporate headquarters, an operations center, and bank branches, which uses shall only be for legal and proper corporate purposes (duly authorized by the Company's Board of Directors) which are consistent with all applicable laws and statutes. The Credit Line will be secured by 100% of the shares of American Bank of Bradenton. Settlement on the Credit Line is expected to occur in the fourth quarter of 1997.

Results of Operations

The Company's net income for the quarter ended September 30, 1997 was $435,000 or $.11 per share, compared to net income of $258,000 or $.07 per share for the same period for 1996. Net interest income increased $531,000 to $2,352,000 for the quarter ended September 30, 1997 as a result of the increase in interest earning assets.

Non-interest income increased from $457,000 for the quarter ended September 30, 1996 to $992,000 for the same period in 1997. The increase in non-interest income is primarily attributable to increases in deposit service charges and fees of $181,000 resulting from a larger deposit base and management's increased diligence in collecting NSF fees (which increased from $141,000 for the quarter ended September 30,1996 to $278,000 for the quarter ended September 30,1997); broker loan fees of $96,000, due to the acquisition of DesChamps and Gregory, a local mortgage brokerage firm, in January 1997 and an increase in credit card merchant fee income of $69,000.

Total noninterest expense for the quarter ended September 30, 1997, increased $706,000 over the same period of 1996. This increase resulted primarily from increases in other operating expenses related to the growth in the Company's assets and number of Bank branches. Specifically, occupancy expense, furniture and equipment expenses and professional services accounted for a substantial portion of the increase for the quarter ended September 30, 1997. In addition, salary and benefit costs increased $303,000 as a result of increased staff in lending, operations, and accounting which were added to support the significant growth experienced during 1996 and 1997. Also, in January, 1997, the Company acquired Deschamps & Gregory, a local mortgage brokerage firm and hired staff

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations (continued)

for the new Palmetto branch office, in March 1997, that opened June 16, 1997. Full time equivalent employees increased from 120 at September 30, 1996 to 144 as of September 30, 1997.

For the nine months ended September 30, 1997, net income was $1,045,000 or $.26 per share, compared to net income of $650,000 or $.18 per share for the same period for 1996. Earnings per share were affected by the additional shares outstanding as a result of the public offering which was completed in the first quarter of 1996. Interest income increased $1,633,000 to $6,704,000 compared to $5,071,000 for the same period in 1996 as a result of the 34% asset growth. The provision for loan loss expense increased from $207,000 for the nine month period ended September 30, 1996 to $615,000 for the same period in 1997. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

Noninterest income increased to $2.5 million for the nine months ended September 30,1997 from $1.4 million for the same period for 1996. Significant items include increases in service charges and fees from $517,000 to $925,000 ($331,000 of the increase is attributable to NSF fees), gain on sale of servicing from $38,000 to $346,000 primarily as a result of the sale of the FNMA servicing portfolio outstanding at May 30,1997 and broker loan fees from $31,000 to $242,000 due to the acquisition of DesChamps and Gregory, a local mortgage brokerage firm, in January 1997.

Noninterest expenses increased to $6.9 million for the nine months ended September 30,1997 from $5.2 million for the same period for 1996. Salaries and employee benefits increased $642,000 to $3.2 million from $2.5 million due to increased staff size. Other significant expense increases were incidental to the growth of the Bank.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable this filing.

Item 5.           Other Information

         1. On April 30,1997 John Weichel resigned from the Board of Directors of the Company.

         2. The Company organized "Freedon Finance Company" as a non-banking subsidiary on June 11,1997. To date Freedom Finance Company has not commenced operations. A Balance Sheet delineating the disposition of the Company's initial investment is presented below.

         Freedom Finance Company
         Balance Sheet
         As of July 11,1997
         (Unaudited, actual $)

         Assets

           Cash and due from banks                                     $    100
                                                                          -----
         Total Assets                                                       100
                                                                          =====

         Liabilities and shareholders' equity

           Liabilities                                                        0
                                                                          -----
           Shareholders' equity

             Common stock, $0.01 par value, 10,000 shares authorized,
               100 shares issued and outstanding as of July 11,1997           1
               Additional paid in capital                                    99
                                                                          -----
            Total shareholders' equity                                      100

         Total liabilities and shareholders' equity                     $   100
                                                                          =====

PART II - OTHER INFORMATION


Item 5.           Other Information (continued)

         3. On September 24,1997 the Company announced the signing of a definitive merger agreement under which the Company will acquire Murdock Florida Bank (Murdock) on a stock-for-stock basis valued at $29.22 per share in a tax free exchange. Murdock Florida Bank is a community bank serving Murdock, Florida and the surrounding area of northern Charlotte county and southern Sarasota county.

         The purchase price is approximately 2.25 Murdock's book value and 18.8 times Murdock's June 30, 1997 earnings. The acquisition is expected to close in the fourth quarter of 1997 and to be accounted for as a pooling of interests.
Based upon information provided by Murdock, American Bancshares management believes that the transaction will be accretive to 1998 earnings in excess of ten percent.

         The exchange ratio of 2.40 shares of American Bancshares stock for each share of Murdock was fixed at the signing of the definitive merger agreement. The exchange ratio will be adjusted if the twenty day average of the daily closing price of the Company's common stock is below $11.00 per share at closing so that the aggregate transaction value equals $11,250,000. In addition Murdock can terminate the transaction if the twenty day average falls below $10.00 per share at closing.

         The merger agreement has been approved by the boards of directors of both American Bancshares, Inc. and Murdock Florida Bank. The merger must also be approved by Murdock shareholders and by Federal and State bank regulatory authorities and is subject to various customary closing conditions.

Item 6.           Exhibits and Reports on Form 8-K

         Exhibits
          2.1 --Agreement and Plan of Merger dated September 23,1997 by and among American Bancshares, Inc., American Bank of Bradenton, a wholly owned subsidiary of the Company, and Murdock Florida Bank, incorporated herein by reference to Exhibit 2.1 to the Company's Form 8K filing dated October 9, 1997 previously filed with the Commission.

          2.2 -- First Amendment to Agreement and Plan of Merger dated October 8,1997 by and among American Bancshares, Inc., American Bank of Bradenton, a wholly owned subsidiary of the Company, and Murdock Florida Bank, incorporated herein by reference to Exhibit 2.2 to the Company's Form 8K filing dated October 9, 1997 previously filed with the Commission.

         10 --See Exhibits 2.1 and 2.2 for provisions of the Agreement and Plan of Merger and First Ammendment to the Agreement and Plan of Merger.

         27 --Financial Data Schedule (for SEC use only)

         Report on Form 8-K

                  --A report on Form 8k was filed on October 9,1997, regarding the Company's Agreement and Plan of Merger as ammended with Murdock Florida Bank and American Bank of Bradenton, a wholly owned subsidiary of the Company, pursuant to which, among other things, Murdock Florida Bank will merge into American Bank of Bradenton.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               /s/      Gerald L. Anthony
                                               --------------------------------
                                               Gerald L. Anthony, President and
                                               Chief Executive Officer

                                               Date:    October 24, 1997



                                               /s/      Brian M. Watterson
                                               --------------------------------
                                               Brian M. Watterson
                                               Senior Vice President and
                                               Chief Financial Officer

                                               Date:    October 24, 1997