Form 10KSB40
period 1997-12-31
AMERICAN BANCSHARES INC \FL\
filed 1998-03-31
CIK 1004528

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                           -------------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
-------------------                                  ----------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year was $23,334,463

The aggregate market value of the Common Shares of the issuer held by non-affiliates as of February 27, 1998, was approximately $43,924,690, as computed by reference to the closing price of the Common Shares as quoted on the Nasdaq National Market System on such date. As of February 27, 1998, there were 4,070,458 issued and outstanding Common Shares of the issuer.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of American Bancshares, Inc. for the 1998 Annual Meeting of Shareholders to be filed with the Securities and
Exchange Commission no later than 120 days after the end of the issuer's 1997 fiscal year are incorporated by reference into Part III of this Form 10-KSB.
================================================================================

                           AMERICAN BANCSHARES, INC.

                                  FORM 10-KSB

                      Fiscal Year Ended December 31, 1997



ITEM NUMBER IN
 FORM 10-KSB                                                                                                           PAGE
---------------                                                                                                        ----
                                                          PART I
                                                          ------

        1.       Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

        2.       Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

        3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

        4.       Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . .  18


                                                         PART II
                                                         -------

        5.       Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .  18

        6.       Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . . .  19

        7.       Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

        8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

                                                         PART III
                                                         --------

        9.       Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . .  41

       10.       Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

       11.       Security Ownership of Certain Beneficial
                                  Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

       12.       Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

       13.       Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL

         American Bancshares, Inc. (the "Company"), a Florida corporation organized on June 30, 1995, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and, on December 1, 1995, became the bank holding company for American Bank, Bradenton, Florida (the "Bank"). The Bank is the largest independent bank in Manatee County, Florida, based on 1997 year-end asset size. The Bank, whose capital stock is wholly-owned by the Company, is the Company's primary subsidiary and principal asset. Through its ownership of the Bank, the Company is engaged in a general commercial banking business and its primary source of earnings is derived from income generated by the Bank. The Company currently engages in no substantial business activities other than activities related to its ownership of the Bank. However, the Company does intend to commence the operation of a finance company early in the second quarter of 1998. As of December 31, 1997, the Company, on a consolidated basis, had total assets of approximately $289,940,000, net portfolio loans of approximately $172,618,000, total deposits of approximately $244,559,000, and shareholders' equity of approximately $20,998,000. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

         The Bank, which commenced operations in 1989, is a Florida state-chartered commercial bank and is not a member of the Federal Reserve System. The Bank is a general commercial bank which provides a variety of corporate and personal banking services to consumers and small to mid-sized businesses in its primary market areas from seven banking offices located in Manatee and Charlotte counties, Florida. In 1997, the Bank's operations were conducted only through the banking offices located in Manatee County, Florida. During the first quarter of 1998, the Company expanded its operations in the State of Florida to Charlotte County through the acquisition of Murdock Florida Bank ("Murdock"). On March 23, 1998, the Company acquired Murdock in a transaction pursuant to which Murdock was merged into the Bank and its sole office was converted into a branch of the Bank. As part of the merger transaction, the Bank changed its name from the "American Bank of Bradenton" to "American Bank". The Bank plans further Florida expansion to Hillsborough County through the anticipated opening of an additional full service branch in Ruskin, Florida during the second quarter of 1998.

         The business of the Bank consists of attracting deposits from the general public in areas served by its banking offices and using those deposits, together with funds derived from other sources, to originate a variety of commercial, consumer, and residential real estate loans. In addition, the Bank offers customized accounts receivable financing and billing services, and credit card merchant services. The Bank presently does not provide fiduciary, trust, or appraisal services. The Bank, however, has entered into an arrangement with Advest, Inc. whereby its customers may obtain trust services.

         The Bank also maintains a separate Mortgage Banking Division which generates, closes, and services single family residential home mortgages. Its primary function is to originate fixed and adjustable rate construction-to-permanent residential real estate mortgage loans which fit the needs of borrowers for the purchase and construction of homes. These loans are originated, approved, and serviced from the Bank's Mortgage Banking Division offices located in Bradenton, Florida. Since the establishment of the Mortgage Banking Division in 1994, the Bank has substantially expanded its mortgage banking operations by emphasizing the origination of construction-to-permanent residential real estate mortgage loans for sale in the secondary mortgage market while retaining or packaging for sale the fee generating mortgage servicing rights associated with such loans. A majority of the mortgage loans made by the Bank since 1994 have been sold in the secondary market to the Federal National Mortgage Association ("FNMA") and other institutional investors. Consideration may be given to making such sales to other governmental agencies in the future. Similarly, most of the associated mortgage servicing rights also have been sold to third parties.

         During the fiscal year ended December 31, 1997, the Mortgage Banking Division originated approximately $58,452,000 in mortgage loans and sold in the secondary market approximately $44,113,000 of such loans, including those held in inventory from the previous year. Servicing fee income was $63,000. During 1997, the Bank also packaged and sold mortgage servicing rights with respect to approximately $20.6 million in unpaid principal amount FNMA loans originated by the Bank for approximately $411,000, or a 2.0% premium on the unpaid balance of the loan portfolio servicing rights sold.

         In 1997, the Bank acquired a Bradenton based mortgage brokerage company, DesChamps & Gregory Mortgage Company, Inc. ("DesChamps"), which originates residential mortgage loans with business operations concentrated in Manatee and Sarasota Counties.

         The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, from the sales of loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for the Bank's lending activities are its deposits, amortization and prepayment of loans, sales of loans, and the sale of investment securities. The principal expenses of the Bank are the interest paid on deposits and operating and general administrative expenses.

         As is the case with banking institutions generally, the Bank's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

MARKET AREA

         The Company's primary market areas now consists of the Florida counties of Manatee and Charlotte and, with the anticipated opening of the Ruskin branch, Hillsborough. Six of the seven banking offices of the Bank currently are located in Manatee County, and its Murdock branch is located in Charlotte County. These market areas have all experienced substantial growth during recent decades. This population growth has resulted in continued construction of residential housing and related commercial support facilities. While changing conditions involving the infrastructural requirements of various geographic locations around the country have limited economic growth and population expansion, management believes that the Bank's primary market areas have continued to grow because of the ability of Florida, and these areas in particular, to attract new residents to its favorable year round climate and its relatively stable economic environment. Although the major economic bases in the primary market areas are service, retail, and manufacturing, there also has been a growth of tourism. The Company believes that it is situated to take advantage of the expected economic and demographic growth in the Bank's primary market areas.

         The Company will continue to evaluate and identify areas into which it can further expand its operations and improve market share and, in the future, may consider further strategic expansion through branching and/or acquisitions of banks or banking assets in those geographic areas that management believes will complement its existing business and would most effectively achieve market penetration within its primary market areas or expand its existing markets.
The Company believes that it can continue to improve its market share and long-term profitability by identifying locations for opening or acquiring additional branch offices. Further, the Company will consider and evaluate potential strategic market expansion and acquisitions which are brought to its attention to determine whether such opportunities are in the best interests of the Company and should be pursued. Although the Company has identified certain financial institutions that it believes would be suitable acquisition candidates, it does not have any understandings, arrangements, or agreements, whether written or oral, with respect to any specific acquisitions prospect, and is not presently negotiating with any party with respect thereto. Accordingly, there is no assurance that any acquisition candidate will be interested in such a transaction, and if not, that the Company will be able to identify any additional acquisition candidates, or to the extent that suitable acquisition candidates have been or are identified, that an acquisition will receive regulatory approval or be consummated.

MARKET FOR SERVICES

         Management believes that the Bank's principal markets are: (i) the established and expanding commercial and small business market within its primary market areas; (ii) the real estate mortgage market within the primary market areas for retail lending and throughout Florida and parts of Georgia for wholesale lending; and (iii) the growing consumer loan market.

         Businesses are solicited through the personal efforts of the Bank's directors and officers. Management believes a locally-based independent bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, the Company expects that the Bank will be able to make prudent lending decisions quickly and more equitably than its competitors without compromising asset quality or the Bank's profitability.

         The Bank focuses on the smaller commercial customer because management believes that this segment offers the greatest concentration of potential business. Also, the small to mid-size commercial market segment has historically shown a willingness to borrow and carry larger balances. Finally, the Company believes that this market segment tends to be more loyal in its banking relationships.

LENDING ACTIVITIES

         GENERAL

         The primary source of income generated by the Bank is from the interest earned from both the loan and investment portfolios. The Bank maintains diversification when considering investments and the granting of loan requests.

         Lending activities include commercial and consumer loans, and loans for residential purposes. Commercial loans are originated for commercial construction, acquisition, remodeling, and general business purposes. In this regard, the Bank, among other things, also originates loans to small businesses in association with the Small Business Administration. In addition, the Bank offers customized accounts receivable financing and billing services that enable customers to convert their receivables into cash on a daily basis and eliminate the expense of billing. Consumer loans include those for the purchase of automobiles, boats, home improvements and personal investments.
The Bank also offers credit card merchant services which are competitive with credit card agencies but provide the merchant with the local attention of the Bank's representatives. Residential loans include the origination of conventional mortgages and residential acquisition, development, and construction loans for the purchase or construction of single-family homes.

         The Bank primarily enters into lending arrangements for its portfolio loans with individuals who are familiar to the Bank and are residents of the Bank's primary market areas. Emphasis is placed on the borrower's ability to generate cash flow to supports its debt obligations and other cash related expenses. The Bank aggressively pursues quality indirect lending through local automobile dealerships, small to medium sized commercial business loans, and direct residential loans. Also, through its Mortgage Banking Division, the Bank has focused efforts on residential loan originations that can be sold in the secondary market while it retains or packages for sale the servicing rights. The Mortgage Banking Division of the Bank maintains relationships with correspondent lenders throughout the State of Florida, ensuring continued lending efforts without a concentration in any one area. Management believes this to be a prudent practice in the mortgage banking area as it minimizes risks associated with the localized economic downturns. The Mortgage Banking Division originates primary construction-to-permanent financing loans, which are considered to have less risk of nonpayment than construction only financings.

         At December 31, 1997, the Bank's total loans included portfolio loans of approximately $212,206,000, representing approximately 73% of its total assets. As of such date, the loan portfolio consisted of

59.5% commercial and financial loans, 14.2% real-estate mortgage loans, and 26.3% installment loans. In addition, at December 31, 1997, approximately $39.6 million of residential real estate mortgage loans were being held for sale.

         COMMERCIAL LENDING

         The Bank offers a variety of commercial loan services including term loans, lines of credit, and equipment receivables financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

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

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of their business and generally are collateralized by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans which may depreciate over time, occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

         RESIDENTIAL LENDING

         A large portion of the Bank's lending activities consist of the origination of single-family residential mortgage loans collateralized by owner-occupied property located in the Bank's primary service areas. The Bank also offers adjustable rate mortgages ("ARMs") and either retains these ARMs in its portfolio or sells them in the secondary market. The ability to retain the ARMs in the Bank's portfolio allows the Bank the opportunity to originate loans to borrowers who may not meet the underwriting criteria of strict secondary market standards (but are still quality credits).

         The Bank offers one-year ARMs with rate adjustments tied to the weekly average rate of U.S. Treasury securities adjusted to a constant one-year maturity with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank also originates 15-year and 30-year fixed-rate mortgage loans on single-family residential real estate. The Bank generally charges a higher interest rate if the property is not owner-occupied. Fixed-rate mortgage loans are generally underwritten according to FNMA or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines so that the loans qualify for sale in the secondary market to FNMA or FHLMC. It has been the Bank's experience that the proportion of fixed-rate and adjustable-rate loan originations depend in large part on the level of interest rates. As interest rates fall, there is generally a reduced demand for ARMs and, as interest rates rise, there is generally an increased demand for ARMs.

         Fixed rate and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if such loans are required to be made in excess of 80% of the value of the property, they must be insured by private or federally guaranteed mortgage insurance. In the case of mortgage loans, the Bank will procure mortgagee's title insurance to protect against defects in its lien on the property which may collateralize the loan. The Bank in most cases requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies.
Although the contractual loan payment period for single-family residential real estate loans is generally for a 15 to 30 year period, such loans often remain outstanding for significantly shorter periods than their contractual terms. In addition, the Bank charges no penalty for prepayment of mortgage loans. Mortgage loans originated by the Bank customarily include a "due on sale" clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Bank enforces due on sale clauses. Borrowers are typically permitted to refinance or prepay loans at their option without penalty.

         CONSUMER LOANS

         Consumer loans made by the Bank have included automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower may be made uncollateralized. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 10 year amortization schedule.

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

         CONSTRUCTION LOANS

         The Bank originates residential construction contractor loans to finance the construction of single-family dwellings. Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The Bank's construction loans to individuals typically range in size from $100,000 to $200,000. Construction loans also are made to contractors to erect single-family dwellings for resale. At December 31, 1997, approximately 3.2% of the Bank's construction loans have been made to contractors. Construction loans are generally offered on the same basis as other residential real estate loans, except that a larger percentage down payment is typically required.

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

         Loans collateralized by subdivisions and multi-family residential real estate generally are larger than loans collateralized by single-family, owner-occupied housing and also generally involve a greater degree of risk. Payments on these loans depend to a large degree on the results of operations and management of the properties, and repayment of such loans may be more subject to adverse conditions in the real estate market or the economy.

LOAN SOLICITATION AND PROCESSING

         Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of December 31, 1997, was $4,739,727.

         The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess with the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower's completed loan application, the Bank then obtains reports with respect to the borrower's credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified. Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, all uncollateralized loans of $100,000 or more and all collateralized loans of $500,000 or more require preapproval by the Bank's loan committee, which is currently comprised of five directors of the Bank and meets on such basis as is deemed necessary to promptly service loan demand. All loans of $2,000,000 or more require preapproval by the Bank's Board of Directors, and borrowers requesting amounts which will result in a loan relationship of $2,000,000 or more also must be approved by the Board of Directors of the Bank.

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

MORTGAGE BANKING AND RESIDENTIAL LENDING OPERATIONS

         The Company provides mortgage banking services through the Bank's Mortgage Banking Division and residential lending services from its Retail Residential Lending Division. The Retail Residential Lending Division was formed in connection with the acquisition of DesChamps in 1997. Both the Mortgage Banking Division and the Retail Residential Lending Division were established for the purpose of increasing the Bank's residential loan portfolio and resulting interest income, and to increase non-interest income through sales of loans in the secondary market and the retention or sale of the fee generating mortgage servicing rights. The Bank also established the Mortgage Banking Division in an effort to pursue the strong residential mortgage loan demand that management believes exists outside of its primary market areas in Florida and established the Retail Residential Lending Division to pursue the residential mortgage loan demand that the Bank believes exists in its primary market areas.

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

         The construction phase of loans made by the Mortgage Banking Division has certain risks, including the viability of the contractor, the contractor's ability to complete the project and changes in interest rates. The goal of the Mortgage Banking Division is to take a residential mortgage loan from the construction stage to permanent financing with a fixed interest rate, then to sell the permanent financing in the secondary market. The sale of the loans in the secondary market allows the Bank to hedge against the interest rate risks related to such lending operations. Since the Bank intends to sell these loans in the secondary market upon conversion to permanent financing, these construction loans have been included in the classification "loans held for sale" on the Company's balance sheet.

         In addition to the fees collected at the closing of a loan, the Bank attempts to sell the loan for a gain at completion of construction. Such a brokerage arrangement permits the Bank to accommodate its client's demands while eliminating the interest rate risk for the fixed 15-to-30 year term of the loan. By selling the mortgage while retaining the servicing rights, the Bank will receive servicing fees and ancillary fees associated with the servicing rights. The Bank has elected to group the servicing rights of a selection of loans together and sell those rights for a lump sum periodically throughout the year.

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

         All Mortgage Banking Division loans of $250,000 to $500,000 must be approved by the President or Senior Vice President of Lending for the Bank. Such loans of $500,000 to $2,000,000 must be approved by the Bank's loan committee, and such loans over $2,000,000 must be approved by the Bank's Board of Directors. The Bank does not intend to significantly increase the size of its Mortgage Banking Division operations, but intends to continue to originate a significant volume of loans for sale in the secondary market.

FINANCE COMPANY OPERATIONS

         The Company has organized a wholly-owned Florida subsidiary corporation, Freedom Finance Company (the "Finance Company"), pursuant to which it intends to engage in full service consumer financing. It is anticipated that the Finance Company will offer consumer-driven products and services ranging from mortgages to automobile loans, home equity loans, and education financing. The Finance Company will have the ability to extend financing to individuals and entities which may not be able to satisfy the Bank's underwriting requirements or loan standards. The Bank anticipates extending a loan to the Finance Company in order to provide the funds necessary to commence operations in the second quarter of 1998. The Company believes that all necessary Florida licensing requirements for the Finance Company have been satisfied.

SUPERVISION AND REGULATION

         The banking industry is extensively regulated under both federal and state law, and is undergoing significant change. These laws and regulations are intended primarily to protect depositors and the federal deposit insurance funds, and not for the protection of shareholders. The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company or the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various banking agencies. The likelihood and timing of any changes, and the impact that such changes might have on the Company, are impossible to predict with any certainty. A change in the applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or the courts, may have a material impact on the business or prospects of the Company and the Bank.

         To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

         BANK HOLDING COMPANY REGULATION

         General. As a bank holding company registered under the BHCA, the Company is subject to the regulation and supervision of, and inspection by, the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In this regard, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such nonbanking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition, or gains in efficiency, against the possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the FRB to engage in any new activity not previously approved by the FRB.

         The enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlines the nonbanking activities application process for well-capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the FRB; written notice is merely required within ten business days after commencing the activity. Also under EGRPRA, the prior notice period is reduced to twelve business days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier I capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

         The BHCA also requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would result in a monopoly, or which would be in the furtherance of any attempt to monopolize the business of banking in any part of the United States, or which would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors when reviewing acquisitions or mergers. As described in greater detail below, pursuant to the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company is permitted to acquire banks in states other than its home state. See "Item 1. Business - Supervision and Regulation-Bank Holding Company Regulation--Interstate Banking" below for additional information.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policies that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), in order to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See "Item 1. Business - Supervision and Regulation - - Capital Adequacy Guidelines."

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

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act ("FDI Act") require insured depository institutions which are under common control to reimburse the FDIC for any loss suffered by the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Accordingly, the cross-guarantee provisions enable the FDIC to access a bank holding company's healthy BIF members. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF. The FDIC's claims are superior to claims of stockholders of the insured depository institution or its holding company, but are subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FRB and the FDIC collectively have extensive enforcement authority over commercial banks, which authority was enhanced substantially by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the FDICIA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and the grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

         Community Reinvestment Act. Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA") and the regulations promulgated thereunder by the appropriate bank regulatory agency. Under the terms of the CRA, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a state bank, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is required of any state bank that, among other things, has applied to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application.

         Pursuant to current CRA regulations, an institution's CRA rating is based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (i) a lending test, which evaluates the institution's record of making loans in its service areas; (ii) an investment test, which evaluates the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and business; and (iii) a service test, which evaluates the institution's delivery of services through its branches, ATMs, and other offices. The current CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

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

         Furthermore, beginning June 1, 1997, the Interstate Banking and Branching Act authorized adequately capitalized and managed banks to cross state lines to merge with other banks, thereby creating interstate branches, subject to individual state's adoption of various nondiscriminatory opt-in and opt-out provisions. Under such legislation, each state had the opportunity to "opt-in" at an earlier time thereby allowing interstate banking in that state prior to 1997, or to "opt-out". Furthermore a state may opt-in with respect to de novo branching thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. Antitrust and anti-concentration restrictions will apply as described above.
It will not be necessary to keep multiple state charters in effect or to have a holding company system. Generally, all banks that are parties to a proposed post-1997 merger must satisfy applicable CRA, management quality, and capital adequacy standards.

         Florida Interstate Banking Laws. In this context, the Florida legislature enacted legislation in 1996, the Florida Interstate Banking Act ("FIBA"), which specifically authorizes out-of-state bank holding companies located in any state or the District of Columbia that meet certain prescribed criteria to acquire Florida bank holding companies or banks which have been in existence and continuously operated as a bank for more than three years, subject to the prior approval of the Florida Department of Banking and Finance (the "Department"). Entry into the State of Florida by interstate branching or by means other than such an acquisition is expressly prohibited by the FIBA. Furthermore, except for initial entry into the State of Florida by an out-of-state bank or bank holding company, no acquisition of a Florida bank or Florida bank holding company is permitted if the resulting bank holding company and its affiliates would control 30% or more of total deposits in the state.

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

         BANK REGULATION

         General. The Bank is a Florida state-chartered bank and, as such, is subject to the primary supervision, examination, and regulation by the Department and the FDIC. It is not a member of the Federal Reserve System.

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

         Dividend Restrictions and Transfers of Funds. Under various banking laws, the declaration and payment of dividends by a state banking institution is subject to certain restrictions, including those relating to the amount and frequency of such dividends. Under the FDICIA, an insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards described below.

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

         CAPITAL ADEQUACY GUIDELINES

         Minimum Capital Requirements. The federal banking agencies, including the FRB and the FDIC, have adopted substantially similar risk-based capital guidelines for bank holding companies and banks under their supervision. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum limits, whether because of its financial condition or actual or anticipated growth.

         These risk-based capital guidelines define a two-tier capital framework. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least half of the total capital must be "Tier I Capital," consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted risk assets, (b) excess of qualifying perpetual preferred stock,
(c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments and investments in unconsolidated subsidiaries and any other deductions as determined on a case by case basis or as a matter of policy after formal rule making.

         In computing total risk-weighted assets, an institution's assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans will be assigned to the 100% risk category, except for first mortgage loans fully collateralized by residential property which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% conversion factor. Short term or trade letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

         As of December 31, 1997, the total risk-based capital ratio of the Company and the Bank were 10.9% and 10.0%, respectively. In addition to the risk-based capital guidelines, the FRB and the FDIC also have adopted a leverage standard to supplement the risk-based ratios. This leverage standard focuses on the institution's ratio of Tier I capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, institutions which have received the highest regulatory rating and exhibit certain other high standards, must maintain a minimum level of Tier I capital to average consolidated assets of at least 3%. All other institutions are expected to maintain a ratio of at least 1% or 2% above the stated minimum. As of

December 31, 1997, the leverage capital ratio of the Company and the Bank were 7.2% and 6.7%, respectively.

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

         Other FDICIA Provisions. FDICIA contains numerous other provisions, including new accounting, audit, and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches. Complete regulations have not yet been issued under FDICIA.

         FDIC INSURANCE PREMIUMS

         The Bank is required to pay semiannual FDIC deposit insurance assessments. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups - within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

         Under EGRPRA, BIF-insured institutions will be assessed for certain payments to be used to pay certain Financing Corporation ("FICO") obligations. In addition to any BIF Insurance assessments, BIF-insured banks are expected to make payments from the FICO obligations equal to an estimated $0.0129 per $100 of eligible deposits each year during 1997 through 1999, and an estimated $0.024 per $100 of eligible deposits thereafter.

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

COMPETITION

         The Bank encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers in the Bank's primary service areas. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in the Bradenton area and elsewhere. Most of the Bank's primary competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services, such as trust services, that the Bank does not currently provide. In addition, many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and state chartered and federally insured banks.

         Management believes that the Company and the Bank are well positioned to compete successfully in their primary market areas, although no assurances can be given. Competition among financial institutions generally is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. Management believes that the Bank's commitment to personal service, innovation, and involvement in the community and its primary market areas, as well as its commitment to quality, are factors that contribute to the Bank's competitiveness.

EMPLOYEES

         At December 31, 1997, the Company and the Bank together employed 137 full-time and 16 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

RECENT MERGER AND ACQUISITION

         In accordance with the terms of an Agreement and Plan of Merger, dated September 23, 1997, as amended on October 8, 1997 (the "Merger Agreement"), the Company acquired Murdock and merged it with and into the Bank. Pursuant to the merger, stockholders of Murdock are entitled to receive 2.4 Common Shares of the Company for each share of Murdock common stock held by them. In lieu of the issuance of fractional Common Shares, cash will be paid for each such fraction. In addition, the 14,000 outstanding options to acquire Murdock common stock existing prior to the merger have been converted at the same exchange ratio into options to acquire the Company's Common Shares, with the exercise prices adjusted accordingly.

         See "Subsequent Events" footnote in the Notes to Consolidated Financial Statements on page F-28 of the financial statements provided pursuant to Item 7 of this Form 10-KSB, "Financial Statements", which is incorporated herein by reference.

STATISTICAL DISCLOSURES REQUIRED BY INDUSTRY GUIDE 3

         The statistical information contained in Item 6 of this Form 10-KSB, "Management's Discussion and Analysis or Plan of Operations" is incorporated herein by reference.

ITEM 2.  DESCRIPTION OF PROPERTY

         The executive and administrative offices of both the Company and the Bank are located at 4702 Cortez Road West, Bradenton, Florida 34210 and consist of approximately 7,700 square feet on two floors, containing a lobby, executive and customer service offices, teller stations, safe deposit booths and related non-vault area and vault operations. A drive through facility and adequate paved parking also is on the premises. Both the land and all improvements are owned by the Company.

         The Bank has seven banking office locations. Four of these offices, the main office, two full service branches and a drive-thru branch, are in Bradenton. The Bank also maintains a separate office for its Mortgage Banking Division in Bradenton. The remaining offices include a full service branch in Palmetto and in Ellenton, both in Manatee County, and the recently acquired branch in Murdock, Florida which is located in Charlotte County. All of the branch offices and the Mortgage Banking Division offices are owned in fee simple by the Bank, with the exception of the Murdock branch. In connection with the acquisition of Murdock, the Bank assumed Murdock's lease. The Murdock facility, consisting of approximately 10,300 square feet, is subject to a lease which expires on July 31, 2000, with an option to renew the lease for two additional five-year terms. The Murdock lease requires rental payments of $145,000 per year.

         In addition, the offices which house the accounting and operations departments of the Bank are on a six month lease which commenced in October 1995, with one month renewals, at a rate of $3,200 per month. These leased offices are expected to be a temporary location until such time as the Company completes the construction of facilities for the administrative offices of the Company and the Bank. The Company has acquired the site on which administrative offices are being built and the building is expected to be
available for occupation prior to the end of April 1998.   In addition, it is
anticipated that the Mortgage Banking Division will be moved to the new administrative offices. Upon completion of the construction of the administrative building, both the land and the improvements, including the administrative building, will be transferred by the Company to the Bank.

         Upon relocation of the Mortgage Banking Division to the new administrative offices, the Bank intends to seek approval to convert the vacated facility into a new full service branch location.

         The Finance Company has recently assumed a lease for a 1,700 square foot facility located in Bradenton from which it will conduct its operations. The Finance Company lease, which was assumed as of February 10, 1998, expires on April 1, 2002, with an option to renew the lease for two additional three-year terms, and requires an annual rent of $16,662 payable in monthly installments.

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

         On January 15, 1997, Theresa Moss, an employee of the Bank, filed a claim with the Equal Employment Opportunity Commission ("EEOC") alleging that such employee was demoted by the Bank in retaliation for complaining against a co-employee for offensive comments which caused a hostile work environment leading to her resignation from the Bank. It is alleged that this conduct violated her rights under Title VII of the Civil Rights Act of 1964. The EEOC claim does not request any specific relief or remedies sought in connection therewith. On March 19, 1998, the EEOC issued a Dismissal and Notice of Rights stating that the EEOC was unable to conclude that the Bank violated applicable statutes. Under the terms of the Dismissal and Notice of Rights, Ms. Moss has the right to file a lawsuit against the Bank but must do so within ninety days of such notice. The Company believes that the Bank acted appropriately and that this action is without merit and it intends to defend this action vigorously.

         On March 27, 1997, James J. Bazata, a former employee of the Bank, filed a suit in the United States District Court, Tampa Division, alleging that he was illegally discriminated against in connection with the termination of his employment with the Bank. The suit alleges that Mr. Bazata was terminated from his employment in violation of his rights under the Americans with Disabilities Act of 1990. The suit makes a claim for unspecified monetary damages and seeks the reinstatement of Mr. Bazata's employment with the Bank. Discovery is near completion and a trial date has been scheduled for June 1998. The Company believes that the Bank acted appropriately in connection with its termination of Mr. Bazata and that this action is without merit. The Company intends to defend this action vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of the Company's security-holders during the fourth quarter of its fiscal year ended December 31, 1997.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON SHARES

         The Company's Common Shares are quoted on the Nasdaq National Market System ("Nasdaq-NMS") under the symbol ABAN. At the close of business on February 27, 1998, there were outstanding 4,070,458 Common Shares which were held by approximately 960 shareholders of record.

         The following table sets forth the high and low closing sales prices for the Common Shares as quoted by Nasdaq-NMS for the periods indicated:


                                                                       HIGH          LOW
                                                                       ----          ---
    YEAR ENDED DECEMBER 31, 1997:
    First Quarter   . . . . . . . . . . . . . . . . . . . . .       $  9.25         $  7.50
    Second Quarter  . . . . . . . . . . . . . . . . . . . . .       $  9.625        $  8.00
    Third Quarter   . . . . . . . . . . . . . . . . . . . . .       $ 12.75         $  9.00
    Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .       $ 13.25         $ 11.625

    YEAR ENDED DECEMBER 31, 1998:

    First Quarter (through March 25, 1998)  . . . . . . . . .       $ 13.125         $11.625


         On March 25, 1998, the last reported sale price of the Common Shares as quoted by Nasdaq-NMS was $12.25 per share.

         Since completion of its initial public offering in February 1996 through February 1997, the Company has sold approximately 225,290 Common Shares pursuant to exercise of its Series B Warrants which were outstanding prior to the Company's initial public offering. The exercise prices of the Series B Warrants were $6.00 per share, generating aggregate proceeds to the Company in the amount of $1,351,740. No commissions or fees were paid in connection with the issuance of Common Shares upon exercise of the

Series B Warrants. As of February 28, 1997, no warrants remained outstanding. In addition, in early 1997 the Company issued 7,119 Common Shares having a total aggregate fair market value of $55,000, in connection with its acquisition of DesChamps. The shares were issued pursuant to the exemption from registration afforded under Sections 3(b) and 4(2) of the Securities Act of 1933.

         In connection with the merger with Murdock, the Company will issue up to 924,025 Common Shares. These shares have been registered with the Commission under the Securities Act and qualified for listing on Nasdaq-NMS. In addition, options to acquire Murdock common stock have been converted into options to acquire up to 33,600 of the Company's Common Shares upon the terms and conditions of the Merger Agreement.

         Holders of the Company's Common Shares are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefor. The Company however, has never declared any cash dividends on its Common Shares and does not anticipate the payment of cash dividends in the foreseeable future.

         The Company is a legal entity separate and distinct from the Bank and its revenues are derived principally from the Bank. Accordingly, the ability of the Company to pay cash dividends on its Common Shares in the future generally will be largely dependent upon the earnings of the Bank and the ability of the Bank to pay dividends to the Company. The Bank, as a Florida state chartered bank, is subject to certain legal restrictions on the amount of dividends it is permitted to pay. The amount of cash dividends that may be paid is based on the Bank's net profits during the current year combined with the Bank's retained net profits of the preceding two years, as defined by applicable Florida Department of Banking regulations. At December 31, 1997, the Bank had approximately $3,704,000 available for the payment of cash dividends to the Company as determined by applicable regulations.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL

         The Company's principal asset is its ownership of the Bank. Accordingly, the Company's results of operations is primarily dependent on the results of the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid on these balances.

         Net interest income is dependent upon the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demands. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists primarily of loan and other fees and income from the sale of loans, servicing rights, and investment securities. Non-interest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, expenses of opening branch offices, and other operating expenses.

         The Bank enjoys an excellent reputation in its market areas and strives for quality customer service. During 1997, the Bank opened a new full service branch in Palmetto, Florida and, in the first quarter of 1998, completed its merger with Charlotte County-based Murdock Florida Bank located in Murdock, Florida. The former Murdock Florida Bank has been converted into a full service branch of the Bank. As part of its continued growth, the Bank has obtained approval to open a new full service banking office in Ruskin, Florida located in Hillsborough County. All necesssary regulatory approvals have been obtained and this new office is scheduled to open in the second quarter of 1998. There can be no assurance, however, that the branch will open in the anticipated quarter.

         This Management's Discussion and Analysis or Plan of Operations discusses material changes in the financial condition of the Company from December 31, 1996 to December 31, 1997, and material changes in the results of operations with respect to the year ended December 31, 1997 compared to the year ended December 31, 1996. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and the Bank. This section should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information contained herein.

                             RESULTS OF OPERATIONS

         COMPARISON OF FISCAL YEARS ENDED DECEMBER 1997 AND 1996

         For the year ended December 31, 1997, the Company reported net income of $1,631,000, or $0.40 per share, as compared to net income of $883,000 or $.24 per share for 1996. From 1996 to 1997, net interest income increased by $2,134,000 and non-interest income increased by $1,810,000. The increase in non-interest income from 1996 to 1997 is primarily attributable to increases in collection of service charges on deposits of $568,000 credit card merchant fee income of $217,000, and gains on sale of loan servicing of $250,000. These changes contributing to income were offset by increases in start-up costs in the form of general and administrative expenses associated with the opening of a new full service branch in early 1997 and an increase of $463,000 in the provision for loan losses. Management believes the long term benefits associated with the new branch will provide additional income which will contribute to the growth and profitability of the Bank.

         The Company's total assets at December 31, 1997 were $289,940,000, an increase of $77,975,000 or approximately 37% from December 31, 1996. The majority of the increase was invested in loans receivable and in U.S. government agency securities. Asset growth was funded by an increase in deposits from the opening of new branches as well as continued growth at existing branches.

         The Bank's loans at December 31, 1997 totalled $212,206,000, net, or approximately 73% of total assets. Of this total, portfolio loans consisted of $49,632,000 in commercial loans, $53,531,000 in commercial real estate, $24,591,000 in residential real estate, and $45,664,000 in consumer loans, net of deferred costs and allowance for loan losses of $457,000. Loans held for sale were $21,127,000 in residential real estate loans and $18,118,000 in real estate construction loans, net of deferred costs and allowance for loan losses of $343,000. The allowance for loan losses increased from $1,000,000 at December 31, 1996 to $1,381,000 at December 31, 1997. The allowance for loan losses represented approximately 0.60% of total loans, down from 0.64% at December 31, 1996. However, the allowance for loan losses represents 0.80% of portfolio loans at December 31, 1997, as compared to 0.74% at December 31, 1996.

         COMPARISON OF FISCAL YEARS ENDED DECEMBER 1996 AND 1995

         For the year ended December 31, 1996, the Company reported net income of $883,000 or $.24 per share, as compared to net income of $1,018,000 or $.46 per share for 1995. Per share results reflect the effect of the 67% increase in the weighted average number of shares outstanding resulting from the public offering completed in February 1996. From 1995 to 1996, net interest income increased by $1,740,000 and non-interest income and non-interest income increased by $361,000. The increase in non-interest income from 1995 to 1996 is primarily attributable to increases in collection of service charges on deposits of $177,000 credit card merchant fee income of $165,000, and gains on sale of securities of $70,000. In addition, loan loss provision expense decreased by $196,000 from 1995 to 1996. These changes contributing to income were offset by increases in start-up costs in the form of general and administrative expenses associated with two new full service branches which were opened by the Bank in March and September of 1996. Management believes the long term benefits associated with these two branches will provide additional income which will contribute to the growth and profitability of the Bank.

         The Company's total assets at December 31, 1996 were $211,965,000, an increase of $57,017,000 or approximately 37% from December 31, 1995. This increase was due primarily to the increase in loans originated by the Bank.

         The Bank's loans at December 31, 1996 totalled $155,460,000, net, or approximately 73% of total assets. Of this total, portfolio loans consisted of $41,382,000 in commercial loans, $33,156,000 in commercial real estate, $18,695,000 in residential real estate, and $42,271,000 in consumer loans, net of deferred costs and allowance for loan losses of $395,000. Loans held for sale were $4,335,000 in residential real estate loans and $16,016,000 in real estate construction loans, net of deferred costs and allowance for loan losses of $112,000. The allowance for loan losses increased from $946,000 at December 31, 1995 to $1,000,000 at December 31, 1996. The allowance for loan losses represented approximately .64% of total loans, down from .79% at December 31, 1995.

NET INTEREST INCOME

         Net interest income, which constitutes the principal source of income for the Bank, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-paying check accounts ("NOW Accounts"), retail savings deposits, and money market accounts. Funds deposited to these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

         The growth in loans resulted in a steady increase in net interest income during 1997. Net interest income for the year ended December 31, 1997 amounted to $9,271,000 on a $234,343,000 average outstanding balance of interest-earning assets, an increase of $2,134,000 over the $7,137,000 recorded in 1996 on average interest-earning assets of $169,259,000. Interest income from loans during the same period comprised 84.3% and 86.5%, respectively, of the total interest income and earned an average yield of 8.89% and 9.18%, respectively, while interest income from investments and federal funds sold earned an average yields of 6.53% and 6.10%, respectively. Total interest expense for 1997 was $10,419,000 on average outstanding balances of interest-bearing liabilities of $199,976,000 compared to interest expense of $7,411,000 on average interest-bearing liabilities of $143,001,000 for the same period in 1996. The average cost of interest-bearing liabilities for 1997 and 1996 was 5.21% and 5.18%, respectively. The Bank experienced a decrease in the net yield on average earning assets to 3.96% in 1997, from 4.22% in 1996, due in part to a decrease in the average yield on interest-earning assets due to changes in the marketplace.

         The following tables show for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 1997, 1996, and 1995. These tables also show the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same periods.

           COMPARATIVE AVERAGE BALANCES, INTEREST, AND AVERAGE YIELDS

                                                                     YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------------------
                                                 1997                          1996                           1995
                                    ---------------------------  -------------------------------  ---------------------------
                                               INTEREST                      INTEREST                       INTEREST
                                     AVERAGE   INCOME/   YIELD/   AVERAGE     INCOME/     YIELD/   AVERAGE   INCOME/   YIELD/
                                    BALANCE(1) EXPENSE    RATE   BALANCE(1)   EXPENSE      RATE   BALANCE(1) EXPENSE    RATE
                                    ---------- -------   ------  ----------   -------     ------  ---------  --------  -----
                                                                       (DOLLARS IN THOUSANDS)
Cash and due from banks . . . . . .  $  7,716                      $   5,699                      $   5,258
Bank premises and equipment, net  .     6,618                          5,670                          3,619
Other assets. . . . . . . . . . . .     3,294                          2,155                          1,332
                                     --------                      ---------                      ---------
   Total non-interest earning
       assets . . . . . . . . . . .    17,628                         13,524                         10,209
                                     --------                      ---------                      ---------

INTEREST-EARNING ASSETS:
Federal funds sold  . . . . . . . .  $  7,225  $    399     5.52%  $   4,382  $    237     5.41%  $   3,236  $   196    6.06%
Investment securities (2) . . . . .    40,027     2,686     6.71      27,689     1,720     6.21      21,372    1,298    6.07
Loans, net (3)(4) . . . . . . . . .   187,091    16,606     8.89     137,188    12,591     9.18     107,860    9,915    9.19
                                     --------  --------   ------   ---------  --------     ----   ---------  -------    ----
Total interest-earning assets/
    interest/income average rates
    paid  . . . . . . . . . . . . .  $234,343  $ 19,691     8.40%  $ 169,259  $ 14,548     8.60%  $ 132,468  $11,409    8.61%
                                     ========  ========   ======   =========  ========     ====   =========  =======    ====
Total assets  . . . . . . . . . . .  $251,971                      $ 182,783                      $ 142,677
                                     ========                      =========                      =========
Other liabilities . . . . . . . . .  $ 35,712                      $  22,914                      $  16,906
                                     --------                      ---------                      ---------
Total non-interest bearing
    liabilities  . .  . . . . . . .  $ 35,712                       $ 22,914                      $  16,906
                                     --------                       --------                      ---------

INTEREST-BEARING LIABILITIES:
NOW . .   . . . . . . . . . . . . .  $ 14,537  $    209     1.41%  $  12,271  $    185     1.51%  $   9,311  $   152    1.63%
Money market  . . . . . . . . . . .    55,737     2,621     4.70      32,756     1,550     4.73      29,911    1,377    4.60
Savings . . . . . . . . . . . . . .     7,657       164     2.14       6,963       154     2.21       6,252      139    2.22
Time. . . . . . . . . . . . . . . .   102,088     6,422     6.29      80,344     5,038     6.27      63,868    3,988    6.24
                                     --------  --------   ------    --------  --------     ----   ---------  -------    ----
   Total interest-bearing deposits    180,019     9,416     5.23     132,334     6,927     5.23     109,342    5,656    5.17
Securities sold under agreement
     to repurchase  . . . . . . . .    14,375       654     4.55       8,628       352     4.08       7,123      293    4.11
Federal funds purchased . . . . . .        77         4     5.19          47         3     6.38         630       37    5.87
FHLB advances . . . . . . . . . . .     5,505       345     6.27       1,992       130     6.53         562       25    4.45
                                     --------  --------   ------    --------  --------     ----   ---------  -------    ----
Total interest-bearing liabilities/
     interest/expense/average
      rate paid . . . . . . . . . .  $199,976    10,419     5.21%  $ 143,001  $  7,412     5.18%  $ 117,657  $ 6,011    5.11%
                                     ========  ========   ======   =========  ========     ====   =========  =======    ====
Total liabilities . . . . . . . . .  $235,688                      $ 165,915                      $ 134,563
Shareholders' equity  . . . . . . .    16,283                         16,868                          8,114
                                     --------                      ---------                      ---------

   Total liabilities and
       shareholders' equity . . . .  $251,971                      $ 182,783                      $ 142,677
                                     ========                      =========                      =========


Net interest income . . . . . . . .            $  9,272                       $  7,136                       $ 5,398
                                               ========                       ========                       =======
Net yield on average earning
     assets (5) . . . . . . . . . .                         3.96%                          4.22%                        4.07%
------------------------------                          ========                           ====                         ====

(1)     Average balances represent the average daily balance year to date.
(2)     Principally taxable
(3)     Non-accruing loans included in computation of average balance.
(4) Interest income on loans includes fees of $340,000 in 1997, $525,000 in 1996, and $131,000 for 1995.
(5) The net yield on average earning assets is the net interest income divided by average interest-earning assets.

         The effect on interest income, interest expense, and net interest income for the periods indicated, of changes in average balance and rate, is shown below for the Bank. The effect of a change in average balance has been determined by applying the average rate at the year-end for the earlier period to the change in average balance at the year-end for the later period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

                         RATE/VOLUME INTEREST ANALYSIS



                                                                     YEAR ENDED
                                    ------------------------------------------------------------------------------
                                            1997 COMPARED TO 1996                    1996 COMPARED TO 1995
                                    INCREASE (DECREASE) DUE TO CHANGE IN:    INCREASE (DECREASED DUE TO CHANGE IN:
                                    ------------------------------------     -------------------------------------
                                       AVERAGE    AVERAGE    TOTAL               AVERAGE    AVERAGE  TOTAL
                                       VOLUME (1)  RATE     CHANGE              VOLUME (1)   RATE    CHANGE
                                       ---------- -------  --------             ----------  -------  ------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
   Federal funds sold   . . . . . .    $   155   $     7   $    162              $    68    $  (28)  $    40
   Investment securities  . . . . .        766       200        966                  384        38       422
   Loans, net (2)   . . . . . . . .      4,570      (555)     4,015                2,697       (20)    2,677
                                       -------   -------   --------              -------    ------   -------
     Total interest income  . . . .    $ 5,491   $  (348)  $  5,143              $ 3,149    $  (10)  $ 3,139
                                       =======   =======   ========              =======    ======   =======

INTEREST BEARING LIABILITIES:
   NOW  . . . . . . . . . . . . . .    $    35   $   (11)  $     24              $    48       (15)       33
   Money market   . . . . . . . . .      1,087       (16)     1,071                  131        42       173
   Savings  . . . . . . . . . . . .         16        (6)        10                   16        (1)       15
   Time   . . . . . . . . . . . . .      1,363        21      1,384                1,028        22     1,050
                                       -------   -------   --------              -------    ------   -------
     Total interest on deposits   .      2,501       (12)     2,489                1,223        48     1,271

Securities sold under agreement to
   repurchase and borrow funds  . .        466        52        518                  108        22       130
                                       -------   -------   --------              -------    ------   -------
     Total interest expense   . . .      2,967   $    40   $  3,007              $ 1,331    $   70   $ 1,401
                                       =======   =======   ========              =======    ======   =======

     Change in net interest income       2,524   $  (388)  $  2,136              $ 1,818    $  (80)  $ 1,738
                                       =======   =======   ========              =======    ======   =======

-------------
(1) Non-accruing loans are excluded form the average volumes used in calculating this table.
(2)  Includes loan fees of $340,000 in 1997 and $525,000 in 1996.

PROVISION FOR LOAN LOSSES

         For the year ended December 31, 1997, $750,000 was recorded to the loan loss provision, compared to the $286,654 recorded to the provision during the year ended 1996.

         The targeted level of loan loss allowance is based on management's continual review of the loan portfolio. Management reviews the loan by type and nature of collateral and establishes an appropriate provision for loan losses based upon industry standards, management's experience, historical charge-off experience, the present and prospective financial condition of specific borrowers, industry concentrations within the loan portfolio, size of the credit, existence and quality of any collateral, profitability, and general economic conditions. The Bank has experienced relative low delinquency and default rates in its portfolio due in part to adherence to established underwriting guidelines. Management believes the allowance for loan losses is adequate based on its assessment of the risks of loan defaults. However, the Bank intends to review its allowance for loan losses on a monthly basis and to provide increases in the allowance, if necessary, based on the results of this review.

         The total allowance for loan losses increased from $1,000,000 in 1996 to $1,381,000 in 1997. During 1997, the Bank experienced $439,000 in charge-offs and $70,000 in recoveries on previously charged-off loans. As of December 31, 1997, the Bank had $437,000 of loans in non-accrual status. The year end 1997 and 1996 loan loss provisions reflect the growth in the Bank's loan portfolio and management's philosophy of maintaining adequate loan loss reserves.

         Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank's nonperforming or performing loans.

NON-INTEREST INCOME

         For the years ended December 31, 1997 and 1996, non-interest income totalled $3,644,000 and $1,834,000, respectively, an increase of approximately 99%. During 1997, service fees on customer deposits contributed $1,301,000, mortgage banking operations contributed $901,000, fees on credit card merchant services contributed $479,000 gains from sales of securities contributed $148,000, and other income increased to $336,000. For the year ended 1996, mortgage banking operations contributed $598,000, service fees on customer deposits $773,000, fees on credit card merchant services $262,000, and miscellaneous other income $136,000. This increase reflects the Company's increase in its mortgage banking operations through its acquisition of DesChamps in early 1997, a full year of credit card merchant service fees in 1997 versus a partial year in 1996 and continued sales of both its mortgage loans held for sale and the mortgage servicing rights.

NON-INTEREST EXPENSE

         Non-interest expense for the years ended December 31, 1997 and 1996, totaled $9,594,000 and $7,279,000, respectively, substantially all of which was general and administrative expenses. The increase in non-interest expense is due primarily to the opening of the new full service banking office in Palmetto replacing the prior drive-thru facility located there, additional lending staff, and additional support staff for backroom operations and the related costs associated with these areas. For the years ended December 31, 1997 and 1996, general and administrative expenses were 3.79% and 3.98%, respectively, of average assets. The largest component, salaries and employee benefit, amounted to $4,370,000, or 46%, and $3,470,000, or 48%, respectively, of total general and administrative expense for the years ended 1997 and 1996. Management continuously monitors general and administrative expenses and the efficiency ratio to maintain non-interest expenses at a level within industry standards.

INCOME TAX EXPENSE

         For the year ended December 31, 1997, an income tax provision totaling $940,000 was recorded, compared to a $522,000 provision for the year ended 1996 as a result of increased earnings during the 1997 period. The effective tax rate was 37% for the years ended 1996 and 1997.

ASSET/LIABILITY MANAGEMENT

         One of the Bank's primary objectives is to control fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Bank's Board of Directors has established interest rate risk policies and procedures which delegate to the Asset/Liability Management Committee ("ALCO") the responsibility to monitor and report on interest rate risk, devise strategies to manage interest rate risk, monitor loan origination and deposit activity, and approve all pricing strategies.

         The management of interest rate risk is one of the most significant factors affecting the Bank's ability to achieve future earnings. The principal measure of the Bank's exposure to interest rate risk is the difference between interest rate sensitive assets and liabilities for the periods being measured, commonly referred to as the "gap" for such period. An asset or liability is considered interest rate sensitive if it will reprice or mature within the time period being analyzed. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. A gap is considered positive when the amount of interest rate assets exceed the amount of interest rate sensitive liabilities. When the opposite occurs, the gap is considered to be negative. During periods of increasing interest rates, negative gap would tend to adversely affect income while a positive gap would tend to result in net interest income. During periods of decreasing interest rates, the inverse would tend to occur. If the maturities of interest rate sensitive assets and liabilities were equally flexible and moved concurrently, the impact of any material or prolonged increase or decrease in interest rates or net interest income on existing assets or liabilities would be minimal. It is common to focus on the one year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or repricing within the next twelve months.

         ALCO uses an external asset/liability modeling service to analyze the Bank's current financial position and develop strategies prior to implementation. The systems attempt to simulate the Bank's asset and liability base and project future operating results under several interest rate and spread assumptions.

         Under asset/liability management guidelines, the Bank's policy is to maintain a cumulative one-year gap of no more than 15% of total assets, primarily by managing the maturity distribution of its investment portfolio and emphasizing loan originations tied to interest sensitive indices.
Additionally, the Bank has joined the FHLB to enhance its liquidity position and provide the ability to utilize fixed rate advances to improve the match between interest-earning assets and interest-bearing liabilities in certain periods.

         The Bank's cumulative one year gap at December 31, 1997 was a negative $35,821,000 (or -12.41%, expressed as a percentage of total assets). This represents a significant shift from the positive cumulative one year gap at December 31, 1996 of $17,235,000. This $53,000,000 shift is reflected primarily in the $30,000,000 increase in certificates of deposits which mature in 1 year or less and the increase in NOW and money market accounts of $17,000,000. Management believes its negative gap position is mitigated by its $61,000,000 in NOW, money market, and savings deposits, the majority of which it considers to be core deposits.

         The following table presents the interest rate-sensitive assets and liabilities of the Bank at December 31, 1997, which are expected to mature or are subject to repricing in each of the time periods indicated. The tables may not be indicative of the Bank's rate sensitive position at other points in time. The balances have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed rate loans are shown in the periods in which they are scheduled to be repaid. Repricing of time deposits is based on their scheduled maturities. Deposits without a stated maturity are shown as repricing within ninety (90) days.


           INTEREST RATE SENSITIVITY ANALYSIS AS OF DECEMBER 31, 1997

                                                                                  TERM TO REPRICING
                                                    --------------------------------------------------------------------------
                                                              90-180  181 DAYS      1-2      2-3      3-4        4+
                                                    90 DAYS    DAYS  TO 365 DAYS   YEARS    YEARS    YEARS     YEARS    TOTAL
                                                    -------  ------- -----------  -------  -------  -------   ------- --------
                                                                                (DOLLARS IN THOUSANDS)
Federal funds sold  . . . . . . . . . . . . . . .     5,120        0        0           0        0        0         0    5,120
Interest-bearing due from banks . . . . . . . . .     1,857        0        0           0        0        0         0    1,857
Fixed rate loans  . . . . . . . . . . . . . . . .    35,179   10,383    5,944       7,525   17,002   20,257    35,772  132,062
Variable rate loans . . . . . . . . . . . . . . .    49,458    9,253   10,049       2,735    3,407      795     4,904   80,601
Treasuries  . . . . . . . . . . . . . . . . . . .         0        0    1,002       1,512    1,005        0         0    3,519
Governmental agencies . . . . . . . . . . . . . .         0      500      496       3,998    5,000    4,332    30,507   44,833
State and municipal . . . . . . . . . . . . . . .         0        0      501           0        0        0         0      501
Federal Home Loan Bank Stock  . . . . . . . . . .     1,333        0        0           0        0        0         0    1,133
                                                    -------  -------  -------     -------  -------  -------   ------- --------
    Total interest-earning assets . . . . . . . .    92,747   20,136   17,992      15,770   26,414   25,384    71,183  269,626

NOW . . . . . . . . . . . . . . . . . . . . . . .    15,041        0        0           0        0        0         0   15,041
Money market  . . . . . . . . . . . . . . . . . .    57,420        0        0           0        0        0         0   57,420
Savings . . . . . . . . . . . . . . . . . . . . .     8,295        0        0           0        0        0         0    8,295
Certificates/IRS's<$100,000 . . . . . . . . . . .    13,974   12,067   26,531      28,164    8,216   16,773     3,463  109,188
Certificates/IRS's>$100,000 . . . . . . . . . . .     3,916    2,216    4,708       2,646      254      930         0   14,670
Securities sold under agreements to repurchase  .    17,528        0        0           0        0        0         0   17,528
Federal Home Loan Bank advances . . . . . . . . .         0        0    5,000           0        0        0         0    5,000
                                                    -------  -------  -------     -------  -------  -------   ------- --------
Total interest-bearing liabilities  . . . . . . .   116,174   14,283   36,239      30,810    8,470   17,703     3,463  227,142
                                                    -------  -------  -------     -------  -------  -------   ------- --------
Interest sensitivity gap  . . . . . . . . . . . .   (23,427)   5,853  (18,247)    (15,040)  17,944    7,681    67,720   42,484
                                                    =======  =======  =======     =======  =======  =======   ======= ========
Cumulative gap  . . . . . . . . . . . . . . . . .   (23,427) (17,574) (35,821)    (50,861) (32,917) (25,236)   42,484
                                                    =======  =======  =======     =======  =======  =======   =======
Cumulative gap ratio  . . . . . . . . . . . . . .      0.80     0.87     0.79        0.74     0.84     0.89      1.19
                                                    =======  =======  =======     =======  =======  =======   =======
Cumulative gap as a percentage of total assets  .     -8.12%   -6.09%  -12.41%     -17.62%  -11.40%   -8.74%    14.72%
                                                    =======  =======  =======     =======  =======  =======   =======


                             FINANCIAL CONDITION

LENDING ACTIVITIES

         The Bank offers a broad range of personal and business loans and mortgage loan products. The Bank aggressively pursues quality indirect lending through local automobile dealerships, small to medium sized commercial business loans, and direct residential loans. Also, through its Mortgage Banking Division, the Bank has focused efforts on residential loan originations that can be sold in the secondary market while it retains or packages for sale the servicing rights. The Mortgage Banking Division of the Bank maintains relationships with correspondent lenders throughout the State of Florida, ensuring continued lending efforts without a concentration in any one area. Management believes this to be a prudent practice in the mortgage banking area as it minimizes risks associated with the localized economic downturns. The Mortgage Banking Division originates primary construction-to-permanent financing loans, which are considered to have less risk of nonpayment than construction only financings. In addition, with its acquisition of DesChamps & Gregory Mortgage Company, Inc., a Bradenton based residential mortgage brokerage company, in early 1997, the Bank also increased its origination of residential mortgage loans in Manatee and Sarasota counties.

         LOAN PORTFOLIO COMPOSITION. At December 31, 1997, total loans included portfolio loans of approximately $173.4 million and loans held for sale of approximately $39.6 million. Total loans represent approximately 73.9% of the Bank's total assets. Management's objective is to maintain its one-to-four family residential and construction loans at 30% of total loans.
At December 31, 1997, approximately 30.1%, or $64.2 million, of its total loans were in one-to-four family residential and construction loans, including approximately $21 million in mortgage loans held for sale and $18.6 million of construction loans held for sale. The remainder of the Bank's loans included in its loan portfolio was commercial and commercial real estate loans of $103 million and consumer and other loans of $45.7 million.

         The following table summarizes the composition of Bank's loan portfolio (excluding loans held for sale) by type of loan on the dates indicated.

                                                                        YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------------------
                                              1997              1996               1995             1994            1993
                                        ----------------   ---------------    --------------   -------------   --------------
                                          AMOUNT    %       AMOUNT     %       AMOUNT    %      AMOUNT    %     AMOUNT    %
                                        --------- ------   --------  -----    -------  -----   -------  ----   -------  -----
                                                                       (DOLLARS IN THOUSANDS)
TYPE OF LOAN:
  Residential mortgage (1)  . . . . . . $  24,591   14.2%   $18,695   13.8%   $14,723   15.0%  $11,370   15.3% $ 9,486   18.3%
  Commercial (2)  . . . . . . . . . . .   103,163   59.5     74,539   55.0     52,600   53.7    39,505   53.1   28,902   55.7
  Consumer and other loans (3)  . . . .    45,664   26.3     42,270   31.2     30,650   31.3    23,579   31.6   13,463   26.0
                                        --------- ------   --------  -----    -------  -----   -------  -----  -------  -----
    Total loans   . . . . . . . . . . . $ 173,418  100.0%  $135,504  100.0%   $97,973  100.0%  $74,454  100.0% $51,851  100.0%
                                                  ======             =====             =====            =====           =====

LESS:
  Allowance for loan losses . . . . . .    (1,381)           (1,000)             (946)            (625)           (505)
  Net deferred costs (losses) . . . . .       581               604               453              427             (17)
                                        ---------          --------           -------          -------         -------
    Total loans, net  . . . . . . . . . $ 172,618          $135,108           $97,480          $74,256         $51,329
                                        =========          ========           =======          =======         =======

---------------
(1) Substantially all single family loans. Real estate construction loans are included in loans held for sale.
(2) Commercial consists of commercial real estate and other commercial loans.
(3) Includes consumer installment loans.


         LOAN MATURITY SCHEDULE. The following table sets forth the maturities of loans outstanding as of December 31, 1997.

                                                                          AT DECEMBER 31, 1997
                                                          --------------------------------------------------
                                                                         DUE AFTER 1
                                                            DUE IN 1      YEAR BUT     DUE AFTER
                                                          YEAR OR LESS  BEFORE 5 YEARS  5 YEARS      TOTAL
                                                          ------------  -------------- ---------   ---------
                                                                         (DOLLARS IN THOUSANDS)
1-4 Family Residential  . . . . . . . . . . . . . . .       $   3,922     $   6,857    $  13,812   $  24,591
Other loans collateralized by real estate . . . . . .           9,193        23,665       20,673      53,531
Commercial and consumer loans . . . . . . . . . . . .          30,972        54,186       10,138      95,296
                                                            ---------     ---------    ---------   ---------
    Total loans (1) . . . . . . . . . . . . . . . . .       $  44,087     $  84,708    $  44,623   $ 173,418
                                                            =========     =========    =========   =========

---------------
(1) Excluding deferred fees, allowance for loan losses, and loans held for sale.

         SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth as of December 31, 1997, the dollar amounts of loans due after one year which had predetermined interest rates and loans due after one year which had floating or adjustable interest rates.

                                                                                 DOLLAR AMOUNT OF LOANS
                                                                              ----------------------------
                                                                                    DECEMBER 31, 1997
                                                                              ----------------------------
                                                                                  (DOLLARS IN THOUSANDS)
Type of Interest Rate:
    Predetermined rate, maturity greater than one year  . . . . . . . . . . . .        $   80,445
    Floating or adjustable rate due after one year  . . . . . . . . . . . . . .            48,886
                                                                                       ----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  129,331
                                                                                       ==========


LOAN CLASSIFICATION

         Management seeks to maintain a level of high quality assets through conservative underwriting and sound lending practices. Management intends to follow this policy even though it may result in foregoing the funding of higher yielding loans. Approximately 28% of the Bank's loan portfolio, including loans held for sale, is collateralized by first liens on primarily owner-occupied residential homes which have historically carried a relatively low credit risk. The Bank also maintains a commercial real estate portfolio comprised primarily of owner-occupied commercial businesses. The Bank has experienced low delinquency and default rates since opening in 1989.

         In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending and additional precautions have been taken when such loans are made in order to reduce the Bank's risk of loss. Generally, construction loans present a higher degree of risk to a lender depending upon, among other things, whether the borrower has permanent financing at the end of the loan period, whether the project is an income producing transaction in the interim, and the nature of changing economic conditions including changing interest rates. While there is no assurance that the Bank will not suffer losses on its construction loans or its commercial real estate loans, management believes that it has reduced the risks associated therewith because, among other things, primarily all such loans relate to owner-occupied projects where the borrower has demonstrated to the Bank's management that its business will generate sufficient income to repay the loan. The Bank primarily enters into agreements with individuals who are familiar to Bank personnel, are residents of the Bank's primary market area and are believed by management to be good credit risks.

         Commercial and financial loans also entail certain risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, since their repayment is usually dependent upon the successful operation of the commercial enterprise, they also are subject to adverse conditions in the economy. Commercial loans are generally riskier than residential mortgages because they are typically made on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying commercial loans may depreciate over time, and occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

         While there is no assurance that the Bank will not suffer any losses on its construction loans or its commercial real estate loans, management believes that it has reduced the risks associated therewith because, among other things, substantially all of such loans relate to owner-occupied projects, projects where the borrower has received permanent financing commitments from which the Bank will be repaid, and projects where the borrower has demonstrated to management that its business will generate sufficient income to repay the loan.

         In addition to maintaining high quality assets, management attempts to limit the Banks' risk exposure to any one borrower or borrowers with similar or related entities. As of December 31, 1997, the Bank has extended credit in excess of $1.3 million to 20 borrowers.

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company, on a routine basis, evaluates these concentrations for purposes of policing its concentrations and to make necessary adjustments in its lending practices that most clearly reflect the economic times, loan to deposit ratios, and industry trends. As of December 31, 1997, total loans to any particular group of customers engaged in similar activities or having similar economic characteristics did not exceed 10% of total loans.

         The Board of Directors of the Bank concentrates its efforts and resources, and that of its senior management and lending officials, on loan review and underwriting procedures. The Bank utilizes the services of an independent consultant to perform periodic loan documentation and compliance reviews as well as deposit and operations compliance reviews. Internal controls include a loan review specialist employed by the Bank, who performs on-going reviews of new and existing loans to monitor documentation and ensure the existence and valuations of collateral. Senior loan officers of the Bank have established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for substandard loans. The goal of the loan review process is to address the watch list, and substandard and non-performing loans as early as possible. Combined, these components are integral elements of the Bank's loan program which has resulted in its loan portfolio performance to date. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

         Loans, including impaired loans, are generally classified by the Bank as non-accrual loans if they are past due as to maturity or payment of principal or interest for a period of more than ninety days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as a non-accrual loan. Loans that are on a current payment status or past due less than ninety days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

         While a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

         As of December 31, 1997, the Bank had 17 loans on non-accrual status totaling $437,000, or 0.20% of total loans. As of December 31, 1997, the Bank had other real estate owned ("OREO") of approximately $314,000 represented by three loans collateralized by a single family residences. The Bank has not acquired any other real estate owned by means of foreclosure.

         In addition, the Bank performs ongoing reviews of its new and existing loans to identify, evaluate, and initiate corrective action for substandard loans. As of December 31, 1997, the Bank has identified approximately 104 loans to 58 borrowers to be monitored on its watch list and substandard list of loans, representing aggregate borrowings of approximately $5,722,000. Of this aggregate amount, management has assessed the maximum risk of loss to be $785,000 based on management's assessment of the ability of such borrowers to comply with their present loan repayment terms and assuming that the collateral for such loans must be liquidated. These loans have been considered by management in its assessment of the allowance for loan losses and none of these borrowers have failed to comply with their present loan repayment terms.

         The following table sets forth certain information, as of the date indicated, regarding non-accrual loans, restructured loans and loans 90 days or more past due.

                                                                  AT DECEMBER 31,
                                                -------------------------------------------------
                                                  1997       1996      1995      1994      1993
                                                --------   --------  --------  --------  --------
                                                               (DOLLARS IN THOUSANDS)
NON-ACCRUAL LOANS:
   Residential mortgage . . . . . . . .         $   283    $   720   $     0   $    18    $    9
   Commercial and commercial
          real estate . . . . . . . . .              83        118         0         3        14
   Consumer . . . . . . . . . . . . . .              71         67        19        71         4
      Total non-accrual loans . . . . .             437        905        19        92        27
   Total non-performing loans (1) . . .             140          0         0         0         0
   Restructured loans . . . . . . . . .              22         24         0         0         0

---------
(1) Accruing loans which are contractually past due 90 days or more as to principal or interest.


         The Bank has experienced relatively low default rates and low delinquency as a percent of total loans. As of December 31, 1997, the total amount of loans over 30 days past due totalled $2,050,000, or 0.96% of total loans. The approximate amount of interest on non-accrual loans which would have been recorded as income under the original terms was $42,000 and $60,000 for the fiscal years ended December 31, 1997 and 1996, respectively. The amount of interest income collected on non-accrual loans, that was included in net income for the year ended December 31, 1997 was approximately $25,600. At December 31, 1997 the amount of interest income accrued on loans contractually past due 90 days or more was approximately $4,500.

ALLOWANCE FOR CREDIT LOSSES

         In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

         Management continues to actively monitor the Bank's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. The Bank increased its allowance to $1,381,000 as of December 31, 1997, reflecting management's intent to maintain the level of the Bank's allowance for credit losses at a level management believes to be adequate to cushion it against the reasonably expected economic conditions. Excluding loans held for sale of $39,588,000 for the period ended December 31, 1997, the allowance for loan losses represented 0.80% of portfolio loans held as of such date. Total loan charge-offs for the fiscal year ended December 31, 1997 were approximately $439,000 with recoveries on previously charged-off loans of approximately $70,000.

         The Bank's allowance for loan losses at December 31, 1996 amounted to $1,000,000 (or 0.64% of total loans). Excluding loans held for sale of $20,351,000 for the period ended December 31, 1996, the allowance for loan losses represented 0.74% of portfolio loans as of December 31, 1996. Total loan charge-offs for the year ended December 31, 1996 were $279,000, with recoveries on previously charged-off loans totalling $46,000.

         The Bank increased the allowance to $1,000,000 during the year ended December 31, 1996, reflecting the growth in the loan portfolio and management's assessment of risks inherent in the loan portfolio.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                                           YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                            1997         1996        1995      1994         1993
                                                          ---------   ----------  ---------  ---------   ---------
                                                                        (DOLLARS IN THOUSANDS)
Total loans at end of period (1)  . . . . . . . .         $ 173,418   $  135,504  $  97,973 $   74,454  $   51,851
                                                          =========   ==========  ========= ==========  ==========
Allowance at beginning of period  . . . . . . . .         $   1,000   $      946  $     625 $      505   $     285
                                                          ---------   ----------  --------- ----------   ---------
Loans charged-off during the period . . . . . . .              (439)        (279)      (185)      (117)        (79)
Recoveries of loans previously charged-off  . . .                70           46         23         16           3
                                                          ---------   ----------  --------- ----------  ----------
Net loans charged-off during the period . . . . .              (369)        (233)      (162)      (101)        (76)
                                                          ---------   ----------  --------- ----------  ----------
Provisions charged to income  . . . . . . . . . .               750          287        483        221         296
                                                          ---------   ----------  --------- ----------  ----------
Allowance at end of period  . . . . . . . . . . .         $   1,381   $    1,000  $     946 $      625  $      505
                                                          =========   ==========  ========= ==========  ==========
Ratio of net charge-offs to
   average loans outstanding  . . . . . . . . . .              0.23%        0.17%      0.15%      0.14%       0.17%
                                                          =========   ==========  ========= ==========  ==========
Allowance as a percentage of total loans  . . . .              0.80%        0.74%      0.97%      0.84%       0.97%
                                                          =========   ==========  ========= ==========  ==========

--------------
(1)    Excludes loans held for sale.

         The following table sets forth a breakdown of the allowance for credit losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                       AT DECEMBER 31,
                                     -------------------------------------------------------------------------------------
                                           1997             1996            1995              1994              1993
                                     ----------------  --------------- ---------------   --------------    ---------------
                                               % OF             % OF            % OF             % OF               % OF
                                             LOANS TO         LOANS TO        LOANS TO         LOANS TO           LOANS TO
                                               TOTAL           TOTAL           TOTAL             TOTAL              TOTAL
                                      AMOUNT   LOANS   AMOUNT  LOANS   AMOUNT  LOANS     AMOUNT  LOANS     AMOUNT   LOANS
                                     --------  -----   ------  -----   ------  -----     ------  -----     ------   -----
                                                                    (DOLLARS IN THOUSANDS)
Residential mortgage (1)  . . .      $    220   14.2%  $  185    13.8%  $   44    15.0%  $   14   15.3%    $   11    18.3%
Commercial and commercial
    real estate . . . . . . . .           675   59.5      494    55.0      458    53.7      306   53.1        280    55.7
Consumer loans  . . . . . . . .           450   26.3      290    31.2      166    31.3      157   31.6        149    26.0
Unallocated . . . . . . . . . .            36    0.0       31     0.0      278     0.0      148    0.0         65     0.0
                                     --------  -----   ------  ------   ------  ------   ------  -----     ------   -----
    Total allowance for
       loan losses  . . . . . .      $  1,381  100.0%  $1,000   100.0%  $  946   100.0%  $  625  100.0%    $  505   100.0%
                                     ========  =====   ======  ======   ======  ======   ======  =====     ======   =====

-------
(1) No allowance has been allocated to real estate construction since the amount such loans held in the Bank's loan portfolio at the periods indicated was not material.


         The measurement of impaired loans is based on the fair value of the loan's collateral. The measurement of non-collateral dependent loans is based on the present value of expected future cash flows discounted at the historical effective interest rate. The components for the allowance for credit losses are as follows:

                                                   DECEMBER 31,
                                            -------------------------
                                                1997          1996
                                            ------------  -----------
Impaired loans  . . . . . . . . . . . . .   $   246,000   $   331,400
Other . . . . . . . . . . . . . . . . . .
                                              1,135,000       668,600
                                            -----------   -----------
                                            $ 1,381,000   $ 1,000,000
                                            ===========   ===========

INVESTMENT ACTIVITIES

         At December 31, 1997 and 1996, the Bank's investment portfolio totalled $49,986,000 and $26,111,000, respectively. The investment portfolio consists of U.S. Treasury and federal agency securities, municipal bonds, and FHLB stock. Maturities range from three months to seven years with a portfolio average maturity of approximately 5 years.

         The following table summarizes the Bank's investment portfolio as of the dates indicated.

                        INVESTMENT SECURITIES PORTFOLIO

                                                                         AT DECEMBER 31,
                                                    --------------------------------------------------------
                                                      1997            1996            1995            1994
                                                    ---------       --------        --------        --------
                                                                         (DOLLARS IN THOUSANDS)
HELD TO MATURITY (1):
  U.S. Treasury securities  . . . . . . . .         $       0       $      0        $      0        $  8,521
                                                    ---------       --------        --------        --------

AVAILABLE FOR SALE (2):
  U.S. Treasury securities  . . . . . . . .         $   3,519       $  6,924        $ 12,110        $  9,712
  U.S. Government Agencies  . . . . . . . .            44,833         13,105           4,986               0
  State and municipal   . . . . . . . . . .               501            498             498             453
                                                    ---------       --------        --------        --------
     Total debt securities  . . . . . . . .            48,853         20,527          17,594          10,165

  FHLB stock (restricted)   . . . . . . . .             1,133            499             490             352
  Mortgage-backed securities  . . . . . . .                 0          5,085           5,989             934
  Other investments   . . . . . . . . . . .                 0              0               0              37
                                                    ---------       --------        --------        --------
     Total available for sale . . . . . . .         $  49,986       $ 26,111        $ 24,073        $ 11,488
                                                    =========       ========        ========        ========

--------------
(1)  Carried at amortized cost.
(2)  Carried at estimated market value.


         The following table summarizes the Bank's securities (excluding the restricted FHLB Stock) by maturity and weighted average yields at December 31, 1997. Yields on tax exempt securities are stated at their nominal rates and have not been adjusted for tax rate differences.

                                                     AFTER ONE YEAR     AFTER FIVE YEARS
                                                       BUT WITHIN          BUT WITHIN
                                 WITHIN ONE YEAR        5 YEARS             10 YEARS        AFTER 10 YEARS          TOTAL
                                 ---------------    ---------------     ----------------    ---------------    ----------------
                                  AMOUNT  YIELD      AMOUNT   YIELD      AMOUNT    YIELD     AMOUNT  YIELD      AMOUNT   YIELD
                                 -------- ------    -------- ------     --------  ------    -------  ------    --------  ------
AT DECEMBER 31, 1997:
  U.S. Treasury securities  . . .$  1,003   5.19%   $  2,516   5.31%    $      0    0.00%   $     0    0.00%   $  3,519    5.27%
  U.S. Government agencies  . . .     996   5.16      13,329   6.24       28,510    6.99      1,998    7.39      44,833    6.75
  State and municipals  . . . . .     501   5.75           0   0.00            0    0.00          0    0.00         501    5.75
                                 -------- ------    -------- ------     --------  ------    -------  ------    --------  ------
                                 $  2,500   5.29%   $ 15,845   6.10%    $ 28,510    6.99%   $ 1,998    7.39%   $ 48,853    6.63%
                                 ======== ======    ======== ======     ========  ======    =======  ======    ========  ======


DEPOSIT ACTIVITIES AND OTHER SOURCE OF FUNDS

         GENERAL. Deposit accounts are the primary source of funds of the Bank for use in lending and other investment purposes. In addition to deposits, the Bank draws funds from interest payments, loan principal payments, loan and security sales, and funds from operations (including various types of loan fees). Scheduled loan payments of principal and interest are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank and the Company may use borrowings on a short-term basis if necessary to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer term basis for general business purposes.

         DEPOSIT ACTIVITIES. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. Total deposits were $244,559,000 at December 31, 1997, compared to $177,200,000 at December 31, 1996. The introduction of new products and the continued focus on quality customer service have contributed to strong deposit growth. The Bank continues to develop consumer and commercial deposit relationships through referrals and additional contacts within its market area. As of December 31, 1997 and December 31, 1996, jumbo certificates accounted for $32,570,000 and $21,482,000, respectively, of the Bank's deposits. The Bank has not aggressively attempted to obtain large denomination, high interest-bearing certificates except to address a particular funding need. In an effort to fund the rapid growth of the loan volume originated by the Mortgage Banking Division during the fourth quarter of 1994, the Bank offered a five year certificate of deposit and money market product at above market rates at that time. In addition, in an effort to fund strong loan demand during 1996, the Bank offered a five year certificate and money market product at above market rates at that time. Although all of such deposits were originated within the Bank's market area and substantially all were not jumbo products, the regulators required the Bank to classify these deposits as brokered deposits because the rate exceeded 75 basis points over the then existing market rate.

         Maturity terms, service fees, and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         DEPOSIT FLOWS AND AVERAGE BALANCE AND RATES. The following table sets forth the average balance and weighted average rates for the Bank's categories of deposits for the period indicated.

                                                                   AT DECEMBER 31,
                         ----------------------------------------------------------------------------------------------------
                                       1997                               1996                               1995
                         -------------------------------     ----------------------------         ---------------------------
                         AVERAGE     AVERAGE     % OF         AVERAGE    AVERAGE   % OF           AVERAGE    AVERAGE   % OF
                         BALANCE       RATE    DEPOSITS       BALANCE      RATE  DEPOSITS         BALANCE     RATE   DEPOSITS
                         -------     -------  ----------    ----------   ------- --------         ---------  ------- --------
                                                                (DOLLARS IN THOUSANDS)
Non-interest checking .   $ 34,404    0.00%       16        $ 21,540     0.00%      14            $ 16,010    0.00%     13
Interest checking and
  money market  . . . .     70,274    4.03%       33          45,027     3.85%      29              39,222    3.90%     31
Savings . . . . . . . .      7,657    2.14%        4           6,963     2.21%       5               6,252    2.22%      5
Certificates of deposit    102,088    6.29%       47          80,344     6.27%      52              63,868    6.24%     51
                         ---------              ----        --------               ---            --------             ---
    Total   . . . . . .  $ 214,423               100        $153,874               100            $125,352             100
                         =========              ====        ========               ===            ========             ===


         CERTIFICATES OF DEPOSIT. At December 31, 1997, certificates of deposit represented approximately 50.6% of the Bank's total deposits, as compared to 50.5% of total deposits at December 31, 1996. The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Company. Management believes that substantially all of the Bank's depositors are residents, either full or part time, in its primary market area.

         The following table summarizes the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1997 and December 31, 1996.

                                                                        AT DECEMBER 31,     AT DECEMBER 31,
                                                                        ---------------     ---------------
                                                                             1997                1996
                                                                           ---------          ---------
MATURITY PERIOD                                                                (DOLLARS IN THOUSANDS)
---------------
Less than three months  . . . . . . . . . . . . . . . . . . . . . . . .     $  5,916          $  3,515
Over three months through six months  . . . . . . . . . . . . . . . . .        3,516             2,012
Over six months through twelve months . . . . . . . . . . . . . . . . .       10,208             4,930
Over twelve months  . . . . . . . . . . . . . . . . . . . . . . . . . .       12,930            11,025
                                                                            --------          --------
    Totals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 32,570          $ 21,482
                                                                            ========          ========


         The following table indicates the scheduled maturities of time deposits of the Bank as of December 31, 1997 and December 31, 1996.

                                                                     AT DECEMBER 31,     AT DECEMBER 31,
                                                                     ---------------     ---------------
                                                                          1997                1996
                                                                        ---------          ---------
MATURITY PERIOD                                                             (DOLLARS IN THOUSANDS)
---------------
Due within one year . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 63,413            $ 32,807
Due after one through two years . . . . . . . . . . . . . . . . . . . .     30,810              12,456
Due after two through three years . . . . . . . . . . . . . . . . . . .      8,470              18,905
Due after three through four years  . . . . . . . . . . . . . . . . . .     17,702               7,681
Due after four years  . . . . . . . . . . . . . . . . . . . . . . . . .      3,463              17,611
                                                                          --------            --------
                                                                          $123,858            $ 89,460
                                                                          ========            ========


         DEPOSIT ACTIVITY. The following table sets forth the deposit flows of the Bank during the periods indicated.


                                                                           YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                                     1997            1996         1995
                                                                  ---------        --------     ---------
                                                                             (DOLLARS IN THOUSANDS)
Net increase before interest credited . . . . .                   $  58,145        $ 40,445     $   9,010
Net credited  . . . . . . . . . . . . . . . . .                       9,211           6,897         5,509
                                                                  ---------        --------     ---------
   Net deposit increase   . . . . . . . . . . .                   $  67,356        $ 47,342     $  14,519
                                                                  =========        ========     =========


         BORROWINGS. The Bank has borrowed funds during the past to fund short-term cash requirements. None of such funds were used to fund loan activity. In the future, if there are periods when the supply of funds from deposits cannot meet the demand for loans, the Bank has the ability to seek a portion of the needed funds through loans (advances) from the FHLB of Atlanta where the Bank currently has a $25 million line of credit. As of December 31, 1997, $5 million has been borrowed on the line and $20 million remained available for future use.

         In addition, the Company has obtained a $5 million Commercial Revolving Line of Credit (the "Credit Line") from Barnett Banks, N.A. South Florida (now Nationsbank, N.A.). Although this credit facility will be used in part to fund the construction of the Company's new administrative offices, the Company may utilize the credit facility for other general corporate purposes as its Board of Directors or management shall determine from time to time. This Credit Line is collateralized with the all of the capital stock of the Bank. Interest is calculated quarterly on either a one or three month LIBOR plus 175 basis points. After two years the loan is converted into a ten-year term note with a five-year balloon payment. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Recent Developments -- Administrative Offices".

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is defined as the ability of the Company and the Bank to generate sufficient cash to fund current loan demand, deposit withdrawals, other cash demands and disbursement needs, and otherwise to operate on an ongoing basis. The Bank's principal sources of funds are deposits, principal and interest payments on loans, sale of loans, interest on investments, the sale of investments, and capital contributions from the Company. During 1997, the Company received $64.3 million from deposit growth, $17 million for the sale of investments, and $8.9 million from maturing investments. In addition, the Bank also has the ability to borrow from the FHLB to supplement its liquidity needs. At December 31, 1997, the Bank had outstanding borrowings of approximately $5 million under its line of credit with the FHLB. The Company's liquidity needs and funding are provided through the sale of its equity securities and through borrowings from a nonaffiliated correspondent bank. As of December 31, 1997, the Company had drawn approximately $500,000 under the $5 million Credit Line.

         At December 31, 1997, shareholders' equity was approximately $20,998,000, or 7.24% of total assets, as compared to $18,814,000 at December 31, 1996, or 8.88% of total assets. At December 31, 1997 and December 31, 1996, respectively, the Company's Tier I leverage ratio was 7.20% and 9.00%, the Tier I risk-based capital ratio was 10.24% and 12.29% and the total risk-based capital ratio was 10.91% and 12.95%, all in excess of FDIC guidelines for a "well capitalized" bank.

         At December 31, 1997 and December 31, 1996, the liquidity ratio of the Company was 36.16%, 32.44% and 32.14%, respectively, well in excess of regulatory requirements.

         Management believes that there are adequate funding sources to meet its future liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, and the growth in the deposit base. Management does not believe that the terms and conditions that will be present at the renewal of these funding sources will significantly impact the Company's operations, due to its management of the maturities of its assets and liabilities.
However, in order to finance the continued growth of the Bank at current levels, additional funds may be necessary in order to provide sufficient capital to fund loan growth. In this regard, the Company is considering and evaluating a variety of additional sources of funds, including other debt financing vehicles, sales of equity securities, and other financing alternatives. In particular, the Company is considering the possible issuance of junior subordinated debentures to a trust to be formed by it for the sole purpose of issuing trust preferred securities to investors, the proceeds of which will be invested in such junior subordinated debentures. There can be no assurance that the Company will be able to obtain such additional financing, if needed, or, if available, that it can be obtained on terms favorable to the Company.

RETURN ON EQUITY AND ASSETS

         The following table sets forth certain selected performance ratios of the Bank for the periods indicated:

                                                                               AT DECEMBER 31,
                                                                  -----------------------------------------
                                                                     1997          1996             1995
                                                                  ---------      --------         ---------
                                                                            (DOLLARS IN THOUSANDS)
Return on average assets  . . . . . . . . . . . . . . . .            0.64%          0.48%            0.71%
Return on average equity  . . . . . . . . . . . . . . . .           10.02%          5.24%           12.53%
Dividend payout ratios                                                not            not              not
                                                                  applicable     applicable       applicable
Average equity to average assets  . . . . . . . . . . . .            6.46%          9.22%            5.69%


RECENT DEVELOPMENTS

         MERGER WITH MURDOCK FLORIDA BANK. On March 23, 1998, the Company completed its merger with Murdock Florida Bank, headquartered in Charlotte County, Florida. Under the terms of the Merger Agreement, each outstanding share of Murdock Florida Bank's common stock was converted into 2.4 of the Company's Common Shares. A total of approximately 924,025 shares of the Company's Common Shares are issuable in connection with the Merger. At December 31, 1997, Murdock Florida Bank had total assets and deposits of $64 million and $58.2 million (unaudited), respectively. The transaction was accounted for as a pooling-of-interests.

         ADMINISTRATIVE OFFICES. On March 25, 1997, the Company purchased approximately 2 acres of land located adjacent to the Bank's main office for the purpose of constructing administrative offices. To the extent not utilized by the Company, management expects to lease space to the Bank and possible other subsidiaries and other unrelated businesses. This new facility will total approximately 30,000 square feet with a construction cost of approximately $2.5 million. On October 30, 1997, the Company obtained the $5 million Credit Line from Barnett Banks, N.A. South Florida. The proceeds from this facility will be applied, in part, to fund the construction the Company's new administrative offices, as well as other general corporate purposes as shall be determined from time to time by the Board of Directors of the Company or its management.

         FINANCE COMPANY. The Company has completed the organization and formation of the Finance Company, hired employees to work at the Finance Company upon commencement of operations, and has filed all necessary license applications with the relevant regulatory authorities. The Company believes that it has all necessary licenses to commence the operations of the Finance Company. During the second quarter of 1998, it is anticipated that the Bank will extend a $2.5 million loan to the Finance Company in order to provide the
Finance Company with the funds necessary to commence its operations.   Any such
loan will be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with unrelated parties. Upon the closing of the loan transaction, the Finance Company will commence operations.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related financial data presented herein concerning the Company have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of the Company than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

FEDERAL AND STATE TAXATION

         Federal Income Taxation. Although a bank's income tax liability is determined under provisions of the Code, which is applicable to all taxpayers or corporations, Sections 581 through 597 of the Code apply specifically to financial institutions.

         The two primary areas in which the treatment of financial institutions differ from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions.

         State Taxation. The Company files state income tax returns in Florida. Florida taxes banks under primarily the same provisions as other corporations. Generally, state taxable income is calculated under applicable Code sections with some modifications required by state law.

FUTURE ACCOUNTING REQUIREMENTS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes new standards for reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-shareholder sources, such as changes in net unrealized securities gain. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. This statement is effective for the Company's fiscal year ending December 31, 1998. Application of this statement will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

         The FASB also has issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. It requires that financial information be reported on the same basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. This statement is effective for the Company's fiscal year ending December 31, 1998.

YEAR 2000 COMPLIANCE

         The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Bank's third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997, the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. The costs associated with the compliance efforts are not expected to have significant impact on the Bank's ongoing results of operations.


ITEM 7.  FINANCIAL STATEMENTS


The following financial statements are contained on pages F-1 through F-28 of this Report:

     Report of Independent Accountants;

     Consolidated Balance Sheets - December 31, 1997 and 1996;

     Consolidated Statements of Income - Years ended December 31, 1997 and
     1996;

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997 and 1996;

     Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

     Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

       2.1 -- Agreement and Plan of Merger between American Bank of Bradenton, American Bancshares, Inc. and American Successor Bank, dated July 18, 1995, incorporated herein by reference to
                 Exhibit 2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

       2.2 -- Agreement and Plan of Merger, dated as of September 23, 1997, by and among American Bancshares, Inc., American Bank of Bradenton, and Murdock Florida Bank, incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-45401) previously filed with the Commission.

       2.3 -- Amendment No. 1 to Agreement and Plan of Merger, dated as of October 8, 1997, incorporated herein by reference to Exhibit
                 2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-45401) previously filed with the Commission.

       *3.1  --  Amended and Restated Articles of Incorporation of the Company.

        3.2 -- Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-45401) previously filed with the Commission.

        4.1 -- See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws of the Company defining the rights of holders of the Company's Common Shares.

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

      *10.7  --  Employment Agreement, dated January 22, 1997, by and between the Bank and Stuart M. Gregory.

       10.8 -- Data Processing Agreement, dated April 1, 1995, by and between the Bank and M & I Data Services, Inc.

       10.9 -- Mortgage Loan Subservice Agreement between Dovenmuehle Mortgage, Inc. and American Bank of Bradenton, dated May 17, 1994, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

       10.10 -- American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996, dated May 28, 1996, and Form of Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 previously filed with the Commission.

      *10.11 --  American Bancshares, Inc. 1997 Nonqualified Share Option Plan
                 for Non-Employee Directors, dated March 18, 1997, and Form of Nonqualified Share Option Agreement.

       10.12 -- Loan Agreement, dated as of October 30, 1997, by and between American Bancshares, Inc. and Barnett Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-45401) previously filed with the Commission.

      *10.13 --  Assignment of Lease and Consent to Assignment, dated February
                 15, 1998, by and between the Finance Company, G.J.M. Properties, Inc., and First Enterprise Acceptance Corporation, and Lease Agreement assumed thereby.

       21.1 -- Subsidiaries of the Company, incorporated herein by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-45401) previously filed with the Commission.

      *27.1  --  Financial Data Schedule (for SEC use only)

   -------------------------
   *  Exhibit filed herewith.


         (b) REPORTS ON FORM 8-K

             A Current Report on Form 8-K was filed on October 8, 1997, pursuant to Item 5 thereof to report the execution of a definitive Agreement and Plan of Merger, dated September 23, 1997, as amended on October 8, 1997, by and among American Bancshares, Inc., American Bank of Bradenton, and Murdock Florida Bank whereby American Bancshares, Inc. agreed to acquire Murdock Florida Bank in a transaction pursuant to which Murdock would be merged with and into American Bank of Bradenton.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN BANCSHARES, INC.

Date:  March 27, 1998                 By: /s/ Gerald L. Anthony
                                          -------------------------------------
                                          Gerald L. Anthony
                                          President and Chief Executive Officer

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

                    SIGNATURE                              TITLE                                        DATE
                    ---------                              -----                                        ----
/s/ J. Gary Russ                                   Chairman of the Board                      March 27, 1998
-------------------------------------------
            J. Gary Russ


/s/ Gerald L. Anthony                              President, Chief Executive Officer and     March 27, 1998
-------------------------------------------        Director (Principal Executive Officer)
            Gerald L. Anthony


/s/ Samuel S. Aidlin                               Director                                   March 27, 1998
-------------------------------------------
            Samuel S. Aidlin


/s/ Ronald L. Larson                               Director                                   March 27, 1998
-------------------------------------------
            Ronald L. Larson


/s/ Timothy I. Miller                              Director                                   March 27, 1998
-------------------------------------------
            Timothy I. Miller


/s/ Dan E. Molter                                  Director                                   March 27, 1998
-------------------------------------------
            Dan E. Molter


                                                   Director
-------------------------------------------
            Kirk D. Moudy


/s/ Lindell Orr                                    Director                                   March 27, 1998
-------------------------------------------
            Lindell Orr


/s/ Lynn B. Powell, III                            Director                                   March 27, 1998
-------------------------------------------
            Lynn B. Powell, III

/s/ Walter L. Presha                               Director                                   March 27, 1998
-------------------------------------------
            Walter L. Presha


/s/ R. Jay Taylor                                  Director                                   March 27, 1998
-------------------------------------------
            R. Jay Taylor



/s/ Edward D. Wyke                                 Director                                   March 27, 1998
-------------------------------------------
            Edward D. Wyke


/s/ Brian M. Watterson                             Chief Financial Officer                    March 27, 1998
-------------------------------------------        (Principal Financial Officer)
            Brian M. Watterson

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN BANCSHARES, INC.

Date:                                  By:
                                          -------------------------------------
                                          Gerald L. Anthony
                                          President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                              TITLE                                        DATE
                    ---------                              -----                                        ----
                                                   Chairman of the Board
-------------------------------------------
            J. Gary Russ


                                                   President, Chief Executive Officer and
-------------------------------------------        Director (Principal Executive Officer)
            Gerald L. Anthony


                                                   Director
-------------------------------------------
            Samuel S. Aidlin


                                                   Director
-------------------------------------------
            Ronald L. Larson


                                                   Director
-------------------------------------------
            Timothy I. Miller


                                                   Director
-------------------------------------------
            Dan E. Molter


/s/ Kirk D. Moudy                                  Director                                   March 27, 1998
-------------------------------------------
            Kirk D. Moudy


                                                   Director
-------------------------------------------
            Lindell Orr


                                                   Director
-------------------------------------------
            Lynn B. Powell, III

                   AMERICAN BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS,
                 TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

TABLE OF CONTENTS

                                                                       PAGES

Report of Independent Accountants                                       F-1

Consolidated Financial Statements:

  Consolidated Balance Sheets                                           F-2

  Consolidated Statements of Income                                     F-3

  Consolidated Statements of Shareholders' Equity                       F-4

  Consolidated Statements of Cash Flows                                 F-5

  Notes to Consolidated Financial Statements                         F-6 - F-28

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
American Bancshares, Inc. and Subsidiaries
Bradenton, Florida


We have audited the accompanying consolidated balance sheets of American Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand, L.L.P.


Tampa, Florida
February 13, 1998

AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996



                         ASSETS                                                    1997                1996
Cash and due from banks                                                        $  10,067,161       $  15,044,908
Federal funds sold                                                                 5,120,000           6,000,000
Loans held for sale                                                               39,587,522          20,351,204
Investment securities available for sale (at aggregate fair value)                49,985,748          26,110,712
Loans receivable (net of allowance for loan losses and deferred loan
    fees/costs of $800,238 in 1997 and $395,463 in 1996)                         172,618,033         135,108,438
Premises and equipment, net                                                        8,953,971           6,878,589
Other assets                                                                       3,607,892           2,471,477
                                                                               -------------       -------------
                                                                               $ 289,940,327       $ 211,965,328
    Total assets                                                               =============       =============



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits                                                                     $ 244,558,776       $ 177,202,633
  Securities sold under agreements to repurchase                                  17,528,493          10,112,986
  Federal Home Loan Bank advances                                                  5,000,000           5,000,000
  Note payable                                                                       500,000                   0
  Other liabilities                                                                1,354,748             835,802
                                                                               -------------       -------------
    Total liabilities                                                            268,942,017         193,151,421

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY
  Common stock - $1.175 par value; 10,000,000 shares authorized;
      4,070,458 and 4,001,744 shares issued at December 31, 1997
      and 1996, respectively                                                       4,782,788           4,702,049
  Additional paid-in capital                                                      12,080,296          11,736,471
  Unrealized gain (loss) on investment securities available for sale, net of tax of $29,914 and $(49,145) at December 31, 1997 and 1996,
      respectively                                                                    48,808             (79,951)
  Retained earnings                                                                4,086,418           2,455,338
                                                                               -------------       -------------

    Total shareholders' equity                                                    20,998,310          18,813,907
                                                                               -------------       -------------

    Total liabilities and shareholders' equity                                 $ 289,940,327       $ 211,965,328
                                                                               =============       =============


The accompanying notes are an integral part of these financial statements.

AMERICAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 1997 and 1996



                                                                                   1997                1996
Interest income:
  Interest and fees on loans                                                   $  16,606,030       $  12,590,883
  Interest on federal funds sold                                                     398,642             237,408
  Interest on investment securities                                                2,686,145           1,720,060
                                                                               -------------       -------------

    Total interest income                                                         19,690,817          14,548,351

Interest expense:
  Deposits                                                                         9,416,370           6,926,587
  Borrowings                                                                       1,003,036             484,591
                                                                               -------------       -------------
    Total interest expense                                                        10,419,406           7,411,178
                                                                               -------------       -------------
    Net interest income                                                            9,271,411           7,137,173

Provision for loan losses                                                            750,000             286,654
                                                                               -------------       -------------

    Net interest income after provision for loan losses                            8,521,411           6,850,519
                                                                               -------------       -------------

Other income                                                                       3,643,646           1,834,059
                                                                               -------------       -------------

Other expenses                                                                     9,593,765           7,279,136
                                                                               -------------       -------------

    Income before income tax provision                                             2,571,292           1,405,442

Income tax provision                                                                 940,212             521,953
                                                                               -------------       -------------

    Net income                                                                 $   1,631,080       $     883,489
                                                                               =============       =============

Weighted average basic shares outstanding                                          4,071,596           3,713,541
                                                                               =============       =============
Weighted average diluted shares outstanding                                        4,080,893           3,760,204
                                                                               =============       =============

Earnings per share:
  Basic                                                                        $        0.40       $        0.24
                                                                               =============       =============
  Diluted                                                                               0.40                0.23
                                                                               =============       =============


The accompanying notes are an integral part of these financial statements.

AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 1997 and 1996



                                                                                                  UNREALIZED
                                                                                                    GAINS/
                                                                                                  LOSSES ON
                                          COMMON STOCK                                            INVESTMENT
                             -------------------------------------    ADDITIONAL                  SECURITIES
                              AUTHORIZED   OUTSTANDING                 PAID-IN      RETAINED       AVAILABLE
                                SHARES       SHARES     PAR VALUE      CAPITAL      EARNINGS     FOR SALE, NET     TOTAL
                             -----------   -----------  ----------   -----------   ----------    -------------  -----------
Balance, January 1, 1996     10,000,000     2,401,070   $2,821,257   $ 5,257,877   $1,571,849    $     47,486   $ 9,698,469

Exercise of warrants                  0       163,695      192,342       789,828                                    982,170

Issuance of stock                     0     1,436,979    1,688,450     5,688,766            0               0     7,377,216

Change in net unrealized
    gain on investment
    securities available
    for sale                          0             0            0             0            0        (127,437)      (17,437)

Net income                            0             0            0             0      883,489               0       883,489
                             ----------    ----------   ----------   -----------   ----------    ------------   -----------

Balance, December 31,
    1996                     10,000,000     4,001,744    4,702,049    11,736,471    2,455,338         (79,951)   18,813,907

Exercise of warrants                  0        61,595       72,374       297,196            0               0       369,570

Issuance of stock                     0         7,119        8,365        46,629            0               0        54,994

Change in net unrealized
    loss on investment
    securities available
    for sale                          0             0            0             0            0         128,759       128,759

Net income                            0             0            0             0    1,631,080               0     1,631,080
                             ----------    ----------   ----------   -----------   ----------    ------------   -----------

Balance, December 31,
    1997                     10,000,000     4,070,458   $4,782,788   $12,080,296   $4,086,418    $     48,808   $20,998,310
                             ==========    ==========   ==========   ===========   ==========    ============   ===========


The accompanying notes are an integral part of these financial statements.

AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 1997 and 1996


                                                                                                    1997                    1996
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                            $  1,631,080            $    883,489
                                                                                               ------------            ------------
         Adjustments to reconcile net income to net cash (used in) provided by operating activities:
            Deferred tax credit                                                                    (248,194)               (359,411)
            Depreciation                                                                            581,916                 402,976
            Amortization of investment securities                                                    18,479                 120,064
            Provision for loan losses                                                               750,000                 286,654
            Gain on sale of investment securities available for sale                               (142,820)               (105,826)
            Gain on sale of loans                                                                  (296,991)               (190,624)
            Gain on sale of mortgage servicing rights                                              (381,151)               (323,378)
            Gain on sale of other real estate owned                                                 (10,990)                      0
            Origination of loans held for sale                                                  (58,451,859)            (38,628,254)
            Proceeds from sales of loans held for sale                                           44,112,636              38,158,995
            Increase in deferred loan costs                                                          23,359                 150,103
            Increase in other liabilities                                                           518,946                 371,011
            Increase in other assets                                                             (1,190,732)               (699,012)
                                                                                               ------------            ------------
                 Total adjustments                                                              (14,717,401)               (816,702)
                                                                                               ------------            ------------
                 Net cash (used in) provided by operating activities                            (13,086,321)                 66,787
                                                                                               ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net loans to customers                                                                 (42,258,941)            (36,522,219)
         Purchases of bank premises and equipment                                                (2,657,298)             (3,202,104)
         Proceeds from sales of available for sale investment securities                         17,000,969              27,463,321
         Proceeds from maturities of available for sale investment securities                     8,900,000              11,633,437
         Purchases of available for sale investment securities                                  (49,522,905)            (41,455,883)
         Recoveries on loans charged off                                                             70,535                  46,487
                                                                                               ------------            ------------
                 Net cash used in investing activities                                          (68,467,640)            (42,036,961)
                                                                                               ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase (decrease) in demand deposits, NOW, money market
                 and savings accounts                                                            32,958,555              26,871,180
         Net increase in time deposits                                                           34,397,588              20,470,549
         Net increase in securities sold under agreements to repurchase                           7,415,507                 546,318
         Proceeds from advances from borrowings                                                     500,000                       0
         Proceeds from stock sale                                                                   424,564               8,359,386
                                                                                               ------------            ------------
                 Net cash provided by financing activities                                       75,696,214              56,247,433
                                                                                               ------------            ------------

Net increase (decrease) in cash and cash equivalents                                             (5,857,747)             14,277,259
Cash and cash equivalents at beginning of year                                                   21,044,908               6,767,649
                                                                                               ------------            ------------
Cash and cash equivalents at end of year                                                       $ 15,187,161            $ 21,044,908
                                                                                               ============            ============

SUPPLEMENTAL DISCLOSURES
         Interest paid                                                                         $ 10,213,683            $  7,224,428
                                                                                               ============            ============
         Income taxes paid                                                                     $  1,041,233            $    536,500
                                                                                               ============            ============


The accompanying notes are an integral part of these financial statements.

         AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         1.      ORGANIZATION:

                 American Bancshares, Inc. (Holding Company) is a one-bank holding company, operated under the laws of the State of Florida. It has two wholly owned subsidiaries, which include a banking subsidiary, American Bank of Bradenton (Bank), a state-chartered bank; and Freedom Finance Company (Finance), a Florida Corporation. The Bank is a general commercial bank with all the rights, powers, and privileges granted and conferred by the Florida Banking Code. Finance was incorporated on March 26, 1997 and had no activity during 1997 other than a $100 capital contribution.

         2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The accounting and reporting policies of the Holding Company and Subsidiaries conform to generally accepted accounting principles and general practice within the banking industry. Following is a description of the more significant of those policies:

                 PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, American Bank of Bradenton and Freedom Finance Company, collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated.

                 INVESTMENT SECURITIES AVAILABLE FOR SALE - Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are recorded at fair value. Both unrealized gains and losses on securities available for sale, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheets until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statements of operations.

                 Gains or losses on the disposition of investment securities are recognized using the specific identification method.

                 LOANS - Loans are carried at the principal amount outstanding, net of deferred loan fees and/or origination costs. Interest is accrued on a simple-interest basis. Loans are charged to the allowance for loan losses at such time as management considers them uncollectible in the normal course of business. Accrual of interest is discontinued on a loan, including impaired loans, when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Classification of a loan as nonaccrual is not necessarily indicative of a potential loss of principal.

                 ALLOWANCE FOR LOAN LOSSES - The Company adheres to an internal asset review system and allowance for loan losses methodology designated to provide for the detection of problem assets and to provide an adequate general valuation allowance to cover loan losses. A provision for loan losses is charged to operations based on management's evaluation of potential losses in the loan portfolio. The provision is based on an analysis of the loan portfolio, economic conditions, historical loan loss experience, changes in the nature and volume of the loan portfolios and management's assessment of the inherent risk in the portfolio in relation to the level of the allowance for loan losses. While management uses the best information available to make these evaluations, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in preparing the evaluation. The Company also establishes provisions on a specific loan basis when an identified problem becomes known. Ultimate losses may vary from the current estimates and any adjustments, as they become necessary, are reported in earnings in the periods in which they become known.

                 When a loan or portion of a loan, including an impaired loan, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

                 INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS - Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

                 Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

                 While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

                 LOANS HELD FOR SALE - Mortgage loans originated or purchased and intended for sale in the secondary market are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis. Net unrealized losses, if any, are recognized in a valuation allowance by charges to earnings. Gains and losses resulting from the sales of these loans are recognized in the period the sale occurs. Mortgage loan servicing fees are earned concurrently with the receipt of the related mortgage payments.

                 MORTGAGE SERVICING RIGHTS - The Company recognizes an asset for rights to service mortgage loans for others by management periodically. The value of mortgage servicing rights related to loans sold was $145,000 and $226,000 at December 31, 1997 and 1996, respectively. The Company had no valuation allowance for capitalized mortgage servicing rights at December 31, 1997 and 1996.

                 LOAN FEES - Loan origination fees and certain direct loan origination costs are deferred and amortized as a yield adjustment, using a method which approximates the interest method, over the contractual lives of the loans. The net of deferred origination fees and deferred origination costs is presented as an adjustment of loans receivable in the accompanying balance sheets.

                 The Company purchases consumer loans from local auto dealers which are collateralized by automobiles. In conjunction with this program, the Company pays a premium represented by the present value differential of the yield required by the Company and the underlying loan interest rate. The premium paid is amortized as a yield adjustment, using the interest method, over the contractual lives of the loans. If the loan prepays, the Company has recourse against the auto dealer for any unamortized premiums. At December 31, 1997 and 1996, the unamortized premiums totaled $448,934 and $459,541, respectively.

                 OTHER REAL ESTATE OWNED - Other real estate owned includes properties acquired through foreclosure or acceptance of deeds in lieu of foreclosure. These properties are recorded on the date acquired at the lower of fair value minus estimated costs to sell or the recorded investment in the related loan. If the fair value minus estimated costs to sell the property acquired is less than the recorded investment in the related loan, the resulting loss is charged to the allowance for loan losses. The resulting carrying value established at the date of foreclosure becomes the new cost basis for subsequent accounting. After foreclosure, if the fair value minus estimated costs to sell the property becomes less than its cost, the deficiency is charged to the valuation allowance on other real estate owned or charged directly to the asset. Costs relating to the development and improvement of the property are capitalized, whereas those relating to holding the property for sale are charged to expense. Gains and losses on the disposition of other real estate owned are reflected in operations as incurred. The Company had other real estate owned of $313,501 at December 31, 1997.

                 PREMISES AND EQUIPMENT - Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Maintenance, repairs and minor improvements are charged to operating expenses as incurred. Major improvements and betterments are capitalized. Upon retirement or other disposition of the assets, the applicable cost and accumulated depreciation are removed from the accounts and any gains or losses are included in operations.

                 INCOME TAXES - The Company files consolidated income tax returns. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                 STATEMENT OF CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

                 EARNINGS PER SHARE - In 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS No. 128), "Earnings Per Share." FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts have been restated to conform to the FAS No. 128 requirements.

                 Basic earnings per common share is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding.

                 Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, assuming the exercise of stock options and warrants using the treasury stock method. Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share. The diluted earnings per share is summarized as follows:

                                                                      1997                      1996
                                                                    ---------                ---------
         Weighted average common shares outstanding                 4,071,596                3,713,541
         Weighted average common shares equivalents                     9,297                   46,663
                                                                    ---------                ---------

         Shares used in diluted earnings per share calculation      4,080,893                3,760,204
                                                                    =========                =========

                 RECLASSIFICATIONS - Certain amounts in the 1996 financial statements have been reclassified to conform with the current year presentation. Such reclassification had no impact on total assets, equity, net income or total cash flow balances previously reported.

         3.      INVESTMENT SECURITIES AVAILABLE FOR SALE:

                 The amortized costs and approximate fair value of investment securities available for sale at December 31, 1997 and 1996 are summarized as follows:

                                                                            1997
                                                   ------------------------------------------------------
                                                                   GROSS           GROSS
                                                     AMORTIZED   UNREALIZED      UNREALIZED  APPROXIMATE
                                                        COST       GAINS           LOSSES     FAIR VALUE
                                                   -----------   ----------      ----------  ------------
         AVAILABLE FOR SALE:
            U.S. Treasury Securities               $ 3,537,278    $    358       $(19,046)   $ 3,518,590
            U.S. Government agencies                44,736,471     104,844         (8,127)    44,833,188
            State and municipals                       499,877         693              0        500,570
                                                   -----------    --------       --------    -----------
                 Total debt securities              48,773,626     105,895        (27,173)    48,852,348
                                                   -----------    --------       --------    -----------
            FHLB stock                               1,133,400           0              0      1,133,400
                                                   -----------    --------       --------    -----------

                 Total available for sale          $49,907,026    $105,895       $(27,173)   $49,985,748
                                                   ===========    ========       ========    ===========

                                                                           1996
                                                   ------------------------------------------------------
                                                                   GROSS          GROSS
                                                    AMORTIZED    UNREALIZED     UNREALIZED    APPROXIMATE
                                                      COST         GAINS          LOSSES      FAIR VALUE
                                                   -----------   ----------     ----------    -----------
         AVAILABLE FOR SALE:
            U.S. Treasury Securities               $ 6,963,521    $  8,193      $ (48,264)   $ 6,923,450
            U.S. Government agencies                13,227,152           0       (122,400)    13,104,752
            State and municipals                       499,639           0         (1,258)       498,381
                                                   -----------    --------      ---------    -----------
                 Total debt securities              20,690,312       8,193       (171,922)    20,526,583
                                                   -----------    --------      ---------    -----------
            FHLB stock                                 499,100           0              0        499,100
            Mortgage-backed securities               5,050,396      47,951        (13,318)     5,085,029
                                                   -----------    --------      ---------    -----------

                 Total available for sale          $26,239,808    $ 56,144      $(185,240)   $26,110,712
                                                   ===========    ========      =========    ===========

                 The FHLB stock is a restricted investment that is required by the FHLB to be maintained by the Company.

                 The amortized cost and approximate fair value of investments at December 31, 1997, by scheduled maturity, are shown below. Scheduled maturities may differ from actual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        AMORTIZED            APPROXIMATE
                                                           COST              FAIR VALUE
                                                       -----------          ------------
         Due in one year or less                       $ 2,505,528          $ 2,499,170
         Due after one year through five years          15,840,650           15,845,685
         Due after five years through ten years         28,427,448           28,509,639
         Due after ten years                             2,000,000            1,997,854
                                                       -----------          -----------
                 Total debt securities                  48,773,626           48,852,348

         FHLB stock                                      1,133,400            1,133,400
                                                       -----------          -----------

                                                       $49,907,026          $49,985,748
                                                       ===========          ===========

                 Proceeds from the sale of investment securities available for sale during the years ended December 31, 1997 and 1996 were $17,000,969 and $27,563,000, respectively. Gross gains of $148,259 and $157,500 were realized on these sales for the years ended December 31, 1997 and 1996, respectively. Gross losses of $5,439 and $51,700 were realized on these sales for the years ended December 31, 1997 and 1996, respectively.

                 At December 31, 1997, the Company had pledged securities with a carrying value of approximately $504,000 and market value of approximately $498,000 to the State of Florida for public fund deposits. The current value of pledged securities is adequate to meet the pledging requirements.

         4.      LOANS RECEIVABLE, NET:

                 The Company's loan portfolio consisted of the following at December 31:

                                                                                  1997           1996
         Residential mortgage loans, substantially all single-family         $ 24,593,596   $ 18,695,342
         Commercial and commercial real estate loans                          103,160,918     74,538,560
         Consumer loans                                                        45,663,756     42,269,999
                                                                             ------------   ------------
                                                                              173,418,270    135,503,901

         Less allowance for loan losses                                        (1,381,415)    (1,000,000)
         Net deferred costs                                                       581,178        604,537
                                                                             ------------   ------------

         Loans, net                                                          $172,618,033   $135,108,438
                                                                             ============   ============

                 The Company grants and purchases real estate, commercial and consumer loans throughout Florida, with a majority in the Sarasota and Manatee County area. Although the Company has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contracts is dependent primarily upon the economy of Sarasota and Manatee Counties, Florida and general economic conditions.

                 A summary of activity in the allowance for loan losses follows:

                                                                                   1997                  1996
                         Balance at beginning of year                           $1,000,000           $  946,000
                         Provision charged to income                               750,000              286,654
                         Recoveries on loans previously charged off                 70,535               46,486
                         Loans charged off                                        (439,120)            (279,140)
                                                                                ----------           ----------

                         Balance at end of year                                 $1,381,415           $1,000,000
                                                                                ==========           ==========

                 In management's opinion, the allowance is adequate to reflect the risk in the loan portfolio.

                 At December 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized totaled approximately $662,000 and $1,478,000, respectively. The total allowance for loan losses related to these loans was approximately $246,000 and $331,400 at December 31, 1997 and 1996, respectively. Interest income on impaired loans of approximately $48,500 and $87,000 was recognized for cash payments received in 1997 and 1996, respectively. For the years ended December 31, 1997 and 1996, the average recorded investment in impaired loans was $312,000 and $1,139,000, respectively.

                 At December 31, 1997 and 1996, the Company had approximately $437,000 and $905,000 in nonaccrual loans, respectively. For the years ended December 31, 1997 and 1996, the amount of interest income not recorded related to nonaccrual loans was approximately $42,000 and $60,000, respectively. At December 31, 1997, there were two accruing loans totaling $140,000 that were 90 days or more past due. At December 31, 1996, there were no accruing loans that were 90 days or more past due.

                 LOANS TO OFFICERS AND DIRECTORS - In the course of its business, the Company has granted loans to executive officers, directors and principal shareholders of the Company and to entities to which they are related. Following is a summary of the amount of loans in which the aggregate of the loans exceeded $60,000 during the year:

                                                                           1997
                         Balance at beginning of year                  $ 6,521,406
                         New loans                                       2,164,334
                         Repayments on loans                            (2,521,223)
                                                                       -----------

                         Balance at end of year                        $ 6,164,517
                                                                       ===========

         5.      PREMISES AND EQUIPMENT:

                 A summary of premises and equipment at December 31, 1997 and 1996 is as follows:

                                                                1997                  1996
                      Land                                  $ 2,802,264          $ 2,792,263
                      Building and improvements               4,968,441            2,844,277
                      Furniture, fixtures, and equipment      2,898,019            2,446,909
                                                            -----------          -----------
                                                             10,668,724            8,083,449
                      Less accumulated depreciation          (1,714,753)          (1,204,860)
                                                            -----------          -----------

                                                            $ 8,953,971          $ 6,878,589
                                                            ===========          ===========

                 Depreciation expense totaled $581,916 and $402,976 for the years ended December 31, 1997 and 1996, respectively.

         6.      LOAN SERVICING:

                 Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $10,998,279 and $19,781,866 at December 31, 1997 and 1996,
                 respectively.

                 Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were $40,653 and $34,675 at December 31, 1997 and 1996, respectively.

                 Mortgage servicing rights of $187,889 and $254,783 were capitalized in 1997 and 1996, respectively. Amortization of mortgage servicing rights was $25,927 and $28,901 during 1997 and 1996, respectively. The value of mortgage servicing rights sold was $243,100 and $0 for 1997 and 1996, respectively. At December 31, 1997 and 1996, the capitalized mortgage servicing rights totaled $144,744 and $225,882, respectively, which approximated fair value.

         7.      DEPOSITS:

                 Deposits consisted of the following at December 31:

                                                          1997                  1996
         Demand                                       $ 39,944,577         $ 26,281,696
         NOW                                            15,041,090           13,081,210
         Money market                                   57,419,868           42,040,356
         Savings                                         8,295,135            6,338,853
                                                      ------------         ------------
                                                       120,700,670           87,742,115
                                                      ------------         ------------
         Certificate accounts:
            Under $100,000                              79,817,006           58,037,837
            Over $100,000                               31,238,121           20,161,471
            IRAs                                        12,802,979           11,261,210
                                                      ------------         ------------
                                                       123,858,106           89,460,518
                                                      ------------         ------------

                                                      $244,558,776         $177,202,633
                                                      ============         ============

                 The aggregate amount of certificates of deposit of $100,000 or more at December 31, 1997 and 1996 was approximately $32,570,000 and $21,482,000, respectively.

                 A summary of certificate accounts at December 31, 1997 and 1996 by year of scheduled maturity follows:

                                                           1997                 1996
         Due within one year                          $ 63,413,105          $32,807,388
         Due after one year through two years           30,810,004           12,455,878
         Due after two years through three years         8,469,909           18,905,335
         Due after three years through four years       17,702,187            7,680,533
         Due after four years                            3,462,901           17,611,384
                                                      ------------          -----------

                                                      $123,858,106          $89,460,518
                                                      ============          ===========

                 Interest expense on deposit accounts is summarized as follows:

                                                                                   1997           1996
         Interest on NOW accounts and money market deposit accounts            $2,830,315     $1,735,056
         Interest on savings accounts                                             163,718        153,948
         Interest on certificate accounts                                       6,422,337      5,037,583
                                                                               ----------     ----------

                                                                               $9,416,370     $6,926,587
                                                                               ==========     ==========

         8.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

                 The Company enters into sales of securities under agreements to repurchase. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. The securities sold under repurchase agreements remain in the custody of a third-party trustee. The Company may have sold, loaned, or otherwise disposed of such securities in the normal course of its operations and has agreed to maintain substantially identical securities during the agreements. The agreements mature within 30 days.

                 Information related to the Company's securities sold under repurchase agreements (including accrued interest) at December 31, 1997 and 1996 is presented below, segregated by the type of securities sold and by due date of the agreement:

                                                                                 1997           1996
         Average balance during the year                                    $14,375,332     $ 9,660,214
         Average interest rate during the year                                     4.54%           4.08%
         Maximum month-end balance during the year                          $21,589,255     $10,557,098
         U.S. Treasury securities underlying the agreements at year-end:
            Carrying value                                                  $19,284,514     $11,242,138
            Fair value                                                       19,332,128      11,153,493

         9.      FEDERAL HOME LOAN BANK ADVANCES:

                 Each Federal Home Loan Bank (FHLB) is authorized to make advances to its member associations, subject to such regulations and limitations as the FHLB may prescribe. The Bank's borrowings from the FHLB of Atlanta at December 31, 1997 and 1996 were $5,000,000 at 6.31%, maturing in October 1998.

                 The FHLB requires that the Bank maintain qualifying mortgages as collateral and all of its FHLB stock as collateral for its advances. As of December 31, 1997, the Bank has a credit availability of $20,000,000.

                 Uncollateralized Federal Fund lines amounting to $3.4 million at December 31, 1997 were maintained with various banks with rates which are at or below prime rate. The lines and their terms are periodically reviewed and are generally subject to withdrawal at the discretion of the banks. No borrowings on these agreements were outstanding at December 31, 1997 and 1996, respectively.

         10.     NOTE PAYABLE:

                 In 1997, the Company entered into a Loan Agreement with a national banking association for a $5 million revolving line of credit facility. The agreement requires the proceeds of the new credit facility to be used for the acquisition of real estate to be used for the development of the Company's corporate headquarters, an operations center, and bank branches. The credit facility is collateralized by the shares of the Bank. The agreement requires the Company to meet certain covenants and restricts the payment of dividends, which have been met. Interest on the revolving credit facility is calculated quarterly on either one- or three-month LIBOR plus 175 basis points (7.74% at December 31, 1997). After two years, the loan converts into a ten-year term note with a five-year balloon payment. The total amount of unused revolving credit available to the Company at December 31, 1997 was $4.5 million.

         11.     INCOME TAXES:

                 The Company's provision for income taxes consisted of the following for the years ended December 31:


                                                           1997                   1996
                       Current:
                          Federal                       $1,125,812             $534,953
                          State                             62,600               29,200
                                                        ----------             --------
                                                         1,188,412              564,153
                                                        ----------             --------

                       Deferred:
                          Federal                         (226,000)             (38,500)
                          State                            (22,200)              (3,700)
                                                        ----------             --------
                                                          (248,200)             (42,200)
                                                        ----------             --------

                                                        $  940,212             $521,953
                                                        ==========             ========

                 Deferred income taxes consisted of the following for the years ended December 31:


                                                             1997                 1996
                       Provision for loan losses        $ (112,000)            $ (7,700)
                       Deferred loan fees                   19,600              (39,700)
                       Depreciation                        (18,100)             (15,200)
                       Cash to accrual adjustment          (58,000)              57,900
                       Loans held for sale                 (67,800)               3,700
                       Other                               (11,900)             (41,200)
                                                        ----------             --------

                                                        $ (248,200)            $(42,200)
                                                        ==========             ========

                 Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. In general, these temporary differences are more inclusive than timing differences recognized under previously applicable accounting principles. The items which comprise a significant portion of deferred tax assets and liabilities at December 31 are as follows:


                                                                      1997                 1996
                    Deferred tax assets:
                        Book over tax bad debts                    $ 395,400            $ 283,400
                        Market value of loans held for sale          161,800               94,000
                        Other                                         38,100                    0
                                                                   ---------            ---------
                            Deferred tax assets                      595,300              377,400
                                                                   ---------            ---------
                    Deferred tax liabilities:
                        Loan origination fees                        (74,200)             (54,700)
                        Cash to accrual adjustment                   (57,900)            (116,800)
                        Tax over book depreciation                   (68,700)             (86,800)
                        Other                                              0              (30,900)
                                                                   ---------            ---------
                            Deferred tax liabilities                (200,800)            (289,200)
                                                                   ---------            ---------

                            Net deferred tax asset                 $ 394,500            $  88,200
                                                                   =========            =========

                 The Company's effective income tax rates of 37% for the years ended December 31, 1997 and 1996 vary from the statutory federal income tax rate of 34% due primarily to state income taxes of 5.5% net of federal tax benefits.

         12.     OTHER INCOME:

                 Other income consisted of the following for the years ended December 31:


                                                                     1997                  1996
                    Service charges on deposit accounts           $1,301,104           $  733,258
                    Broker loan fees                                 327,512               32,807
                    Net gains on sales of investment securities      148,259              105,825
                    Net gains on sales of loans held for sale        296,991              190,624
                    Net gain on sale of other real estate owned       10,990                    0
                    Merchant fees on credit cards                    479,048              262,061
                    Late fees                                        171,301              127,486
                    Net gain on sales of servicing rights            573,289              323,377
                    Other                                            335,152               58,621
                                                                  ----------           ----------

                                                                  $3,643,646           $1,834,059
                                                                  ==========           ==========

         13.     OTHER EXPENSES:

                 Other expenses consisted of the following for the years ended December 31:


                                                                            1997                  1996
                          Compensation and related benefits              $4,370,275           $3,470,130
                          Occupancy and equipment                         1,268,498              849,960
                          FDIC insurance                                     29,831               35,181
                          Data processing                                   663,891              740,140
                          Advertising and promotion                         282,154              319,507
                          Printing supplies and postage                     433,705              322,445
                          Directors fees and expenses                       156,680              123,952
                          Professional fees                                 533,606              243,934
                          ATM and credit card fees                          631,077              205,681
                          Intangible taxes                                  156,767              126,235
                          Other                                           1,067,281              841,971
                                                                         ----------           ----------

                                                                         $9,593,765           $7,279,136
                                                                         ==========           ==========

                 Loan origination costs of approximately $686,000 and $380,000 in 1997 and 1996, respectively, have been offset against compensation and related benefits.

         14.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

                 The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and credit cards. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company has no financial instruments with off-balance-sheet risk that are held for trading purposes.

                 The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of the instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. As of December 31, 1997 and 1996 financial instruments with off-balance-sheet risk were as follows:

                          CONTRACTUAL OR NOTIONAL AMOUNTS                   1997                 1996
                          -------------------------------               -----------          -----------
                          Commitments to extend credit                  $53,406,000          $27,601,000
                          Standby letters of credit                     $   458,000          $   373,000
                          Credit cards                                  $ 4,742,000          $ 4,258,000

                 Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

                 Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The guarantees are short-term, expiring in 1997.

         15.     EMPLOYEE BENEFIT AND STOCK OPTION PLANS:

                 The Company has a qualified plan under Section 401(k) of the Internal Revenue Code (Plan) for all employees meeting certain eligibility requirements. The Plan allows participants to make annual contributions equal to 15% or less of the participant's compensation up to a maximum allowed by Internal Revenue Service regulation. The Company may match a percentage of the participant's contributions. Plan contributions by the Company for the year ended December 31, 1997 and 1996 was approximately $20,500 and $12,000, respectively.

                 The Company has a qualified Incentive Stock Option plan (Incentive Plan) and a Non-qualified Share Option Plan for non-employee directors (Non-qualified Plan) under which the Company may grant options for up to 150,000 and 75,000 shares of common stock, respectively. Under the Plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Options are granted upon approval of the Board of Directors and vest 33% per year for three years and are exercisable over 10 years from the date of the grant.

                 The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts of $1,612,680 net income and earnings per share of .40 for the year ended December 31, 1997. The Company did not award any options during the year ended December 31, 1996, therefore, there is no pro forma amount for that period.

                 The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997; dividend yield of 0% in each period, as there has been no regular dividend payment history, expected stock price volatility of 23.6%, risk-free interest rates of 6.39%; and expected lives of 5 years.

                 During 1997, options for 30,000 shares of common stock were granted under the Incentive Plan at an exercise price of $8.375. None of these options have been exercised. No options were granted in 1996. No options have been granted under the Non-Qualified Plan.

         16.     SHAREHOLDERS' EQUITY:

                 The Company's current policy is to retain all earnings to fund operations. Future dividend payments will be at the discretion of the Board of Directors of the Company and will be dependent upon several factors, including State and Federal banking regulations that impose limitations on such payments.

                 In February 1996, the Company completed a public offering of 1,250,000 shares of common stock at $6.00 per share (the Offering). The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were approximately $7,377,000.

                 In January 1997, the Company acquired the net assets of Deschamps & Gregory Mortgage Company, Inc., a mortgage brokerage company, for approximately $55,000. The Company issued 7,119 shares of common stock in connection with the acquisition. The Company accounted for the acquisition using the purchase method of accounting.

                 The following table summarizes the activity of the Company's issued and outstanding warrants and their corresponding exercise prices:

                                                                    1992 WARRANTS                    1994 WARRANTS
                                                          -------------------------------     --------------------------
                                                           WARRANTS              EXERCISE      WARRANTS         EXERCISE
                                                          OUTSTANDING             PRICE       OUTSTANDING        PRICE
                                                          -------------------------------     --------------------------
         Balance, January 1, 1996                           18,594                $4.00         227,224          $6.00

         Warrants exercised                                      -                 0.00        (163,695)          6.00
                                                          --------                            ---------
         Balance, December 31, 1996                         18,594                 4.00          63,529           6.00

         Warrants expired                                  (18,594)                0.00          (1,934)          6.00

         Warrants exercised                                      -                 0.00         (61,595)          6.00
                                                          -----------------------------       ------------------------

         Balance, December 31, 1997                              0                $4.00               0          $6.00
                                                          ========                            =========

         17.     DIVIDEND RESTRICTIONS:

                 State banking regulations limit the amount of dividends that may be paid by the Bank to its Parent without prior approval of regulatory agencies. The amount of dividends that may be paid is based on the net profits of the current year combined with retained net profits of the preceding two years as defined by state banking regulations. At December 31, 1997, approximately $3,700,000 are available for payment of dividends without prior regulatory approval.

         18.     FAIR VALUES OF FINANCIAL INSTRUMENTS:

                 Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value is defined as the price at which a financial instrument could be liquidated in an orderly manner over a reasonable time period under present market conditions. Fair values estimates, methods and assumptions are set forth below for the Company's financial instruments.

                 CASH AND DUE FROM BANK - For cash and due from banks, the carrying amount is a reasonable estimate of fair value.

                 INVESTMENTS AND MORTGAGE-BACKED SECURITIES - The fair value of investments and mortgage-backed securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

                 LOANS RECEIVABLE - The estimated fair value of the Company's fixed rate loans was calculated by discounting contractual cash flows adjusted for current prepayment estimates. The discount rates were based on the interest rate charged to current customers for comparable loans. The Company's adjustable rate loans reprice frequently at current market rates. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying amount.

                 The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and, accordingly, delinquent loans have been disregarded in the valuation methodologies used.

                 DEPOSIT LIABILITIES - The fair value of deposits with no stated maturity, such as demand, NOW, money market and savings is equal to the amount payable on demand as of December 31, 1996. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

                 SECURITIES SOLD UNDER REPURCHASE AGREEMENTS - The repurchase agreements outstanding at December 31, 1997 mature within 30 days. The estimated fair value of these agreements approximates the carrying value.

                 FHLB ADVANCES AND NOTE PAYABLE - Cash flow from fixed-rate borrowings are discounted at a spread to the zero Treasury curve which equates to the LIBOR yield. The note payable's interest rate reprices quarterly. The estimated fair value approximates the carrying value.

                 COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

                 The estimated fair values of the Company's financial instruments are as follows:

                                                                                 (IN THOUSANDS)
                                                          ---------------------------------------------------------------
                                                                      1997                               1996
                                                          -------------------------------      --------------------------
                                                          CARRYING                             CARRYING
                                                           AMOUNT              FAIR VALUE       AMOUNT         FAIR VALUE
                                                          --------             ----------      --------        ----------
         Financial assets:
            Cash and due from bank                        $ 10,067             $ 10,067        $ 15,045       $ 15,045
            Federal funds sold                               5,120                5,120           6,000          6,000
            Loans held for sale                             39,588               39,747          20,351         20,414
            Investment securities available for sale        49,986               49,986          26,111         26,111
            Loans receivable, net                          172,618              178,140         135,108        135,285

         Financial liabilities:
            Deposits                                       244,559              245,399         177,203        179,061
            Securities sold under agreements to
               repurchase                                   17,528               17,528          10,113         10,113
            FHLB advances                                    5,000                5,000           5,000          5,000
            Note payable                                       500                  500               0              0

                                                          CONTRACT                              CONTRACT
                                                           AMOUNT              FAIR VALUE        AMOUNT        FAIR VALUE
                                                          --------             ----------       --------       ----------
         Unrecognized financial instruments:
            Loan commitments                              $ 53,406               $   80         $27,601         $    41
            Standby letters of credit                          458                    0             373               0
            Credit cards                                     4,742                    0           4,258               0

                 LIMITATIONS - The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Quoted market prices, when available, are used as the measure of fair value. When quoted market prices are not available, fair value estimates have been based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are inherently subjective, involving uncertainties and matters of significant judgment, and, therefore, may not be indicative of the value that could be realized in a current market exchange. Changes in assumptions could significantly affect the estimates.

                 The value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses for investments and mortgage-backed securities can have a significant effect on fair value estimates and have not been considered in many of the estimates.

         19.     RISKS AND UNCERTAINTIES:

                 The earnings of the Company depend on the earnings of the Bank. The Bank is dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investments and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Bank are subject to risks and uncertainties surrounding its exposure to changes in the interest rate environment.

                 Most of the Bank's lending activity is with customers located within Sarasota and Manatee counties. Generally, the loans are collateralized by real estate consisting of single family residential properties and commercial properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compares favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

                 The financial statements of the Company are prepared in conformity with generally accepted accounting principles that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

                 Significant estimates are made by management in determining the allowance for possible loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for possible loan losses is dependent, to a great extent, on general and other conditions that may be beyond the Bank's control, it is at least reasonably possible that the estimates of the allowance for possible loan losses and the carrying values of the real estate assets could differ materially in the near term.

         20.     REGULATORY CAPITAL:

                 The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                 Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

                 As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                 The Bank's actual capital amounts and ratios are also presented in the table. There were no deductions for interest-rate risk in 1997 or 1996.

                                                                                                       TO BE WELL
                                                                                                    CAPITALIZED UNDER
                                                                           FOR CAPITAL              PROMPT CORRECTIVE
                                                    ACTUAL              ADEQUACY PURPOSES           ACTION PROVISIONS
                                            ---------------------    ----------------------      ------------------------
                                              AMOUNT     RATIO         AMOUNT        RATIO        AMOUNT           RATIO
                                            ----------- ---------    -----------    -------      --------        --------
         As of December 31, 1997:
            Total Capital (to Risk Weighted
                 Assets)                    $20,211,738 10.00%    >$  16,190,178     >8.0%   >$  20,237,723      >10.0%
            Tier I Capital (to Risk Weighted
                 Assets)                    $18,830,322  9.30%    >$   8,095,089     >4.0%   >$  12,142,634      > 6.0%
            Tier I Capital (to Averaged
                 Assets)                    $18,830,322  6.70%    >$   8,475,697     >3.0%   >$  14,126,161      > 5.0%

         As of December 31, 1996:
            Total Capital (to Risk Weighted
                 Assets)                    $15,790,512 10.65%    >$  11,864,054     >8.0%   >$  14,830,067      >10.0%
            Tier I Capital (to Risk Weighted
                 Assets)                    $14,790,512  9.97%    >$   5,932,027     >4.0%   >$  $8,898,040      > 6.0%
            Tier I Capital (to Averaged
                 Assets)                    $14,790,512  7.22%    >$   6,143,606     >3.0%   >$  10,239,343      > 5.0%

21.      FUTURE ACCOUNTING PRONOUNCEMENTS:

         FAS No. 130, "Reporting Comprehensive Income," establishes new standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-shareholder sources, such as changes in net unrealized securities gains. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. This statement is effective for the Company's fiscal year ending December 31, 1998. Application of this statement will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

         FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. It requires that financial information be reported on the same basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. This statement is effective for the Company's fiscal year ending December 31, 1998.

22.      CONDENSED PARENT COMPANY FINANCIAL STATEMENTS:

         The condensed financial statements of American Bancshares, Inc., as the parent organization, are presented as follows:

                           CONDENSED BALANCE SHEET

                                                                               DECEMBER 31,    DECEMBER 31,
                                                                                   1997            1996
                                                                               ------------    ------------
         Assets:
            Cash                                                                $   373,665    $ 3,392,968
            Premises and equipment                                                2,159,542        682,118
            Prepaid expense                                                         156,874          5,781
            Investment in banking subsidiary                                     18,958,907     14,733,040
            Investment in finance subsidiary                                            100              0
            Other assets                                                              3,000              0
                                                                                -----------    -----------

                 Total assets                                                   $21,652,088    $18,813,907
                                                                                ===========    ===========
         Liabilities:
                 Total liabilities                                              $   653,778    $         0
                                                                                -----------    -----------

         Shareholders' equity:
            Common stock                                                          4,782,788      4,702,049
            Additional paid-in capital                                           12,080,296     11,736,471
            Unrealized gain (loss) on investment securities
              available for sale, net                                                48,808        (79,951)
            Retained earnings                                                     4,086,418      2,455,338
                                                                                -----------    -----------

                 Total shareholders' equity                                      20,998,310     18,813,907
                                                                                -----------    -----------

                 Total liabilities and shareholders' equity                     $21,652,088    $18,813,907
                                                                                ===========    ===========

                       CONDENSED STATEMENT OF OPERATIONS

                                                                                YEAR ENDED       YEAR ENDED
                                                                                DECEMBER 31,     DECEMBER 31,
                                                                                    1997             1996
                                                                                ------------     -----------
         Equity in undistributed earnings of banking subsidiary                  $1,732,108       $953,567
         Operating expense                                                         (101,028)       (70,078)
                                                                                 ----------       --------

                 Net income                                                      $1,631,080       $883,489
                                                                                 ==========       ========


                      CONDENSED STATEMENT OF CASH FLOWS

                                                                                  YEAR ENDED    YEAR ENDED
                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    1997           1996
                                                                                ------------    ------------
         Cash flows used in operating activities                                $   398,657    $   (75,859)
                                                                                -----------    -----------
         Cash flows used in investing activities:
           Acquisition of premises and equipment                                 (3,842,524)    (4,890,559)
                                                                                -----------    -----------
         Cash flows provided by financing activities:
           Proceeds from sale of common stock (net of stock
                 offering costs)                                                    424,564      8,359,386
                                                                                -----------    -----------

                 Net increase in cash                                            (3,019,303)     3,392,968

                 Cash at beginning of year                                        3,392,968              0
                                                                                -----------    -----------

                 Cash at end of year                                            $   373,665    $ 3,392,968
                                                                                ===========    ===========

         23.     SUBSEQUENT EVENTS (UNAUDITED):

                 MERGER - On March 23, 1998, the Company completed its merger with Murdock Florida Bank, headquartered in Charlotte County, Florida. Under the terms of the merger agreement, each outstanding share of Murdock Florida Bank's common stock was converted into 2.4 shares of the Company's common stock. A total of approximately $924,000 of the Company's common stock are issuable. At December 31, 1997, Murdock Florida Bank had total assets and deposits of $64 million and $58.2 million (unaudited), respectively. The transaction was accounted for as a pooling-of-interests. Following is an unaudited summary of pro forma information, which represents a combination of the results of operations of the Company and Murdock Florida Bank (in thousands, except per share data):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                      1997           1996
                                                                                    --------        -------
         Net interest income                                                        $11,714         $9,466
         Net income                                                                   1,920            782
         Earnings per share (basic)                                                    0.43           0.19

                               INDEX TO EXHIBITS

    Exhibit                                                                                            Sequentially
     Number                                  Description of Exhibits                                  Numbered Pages
    --------                                 -----------------------                                  --------------
         2.1   --      Agreement and Plan of Merger between American Bank of Bradenton, American
                       Bancshares, Inc. and American Successor Bank, dated July 18, 1995, incorporated herein by reference to Exhibit 2 to the Company's Registration
                       Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

         2.2   --      Agreement and Plan of Merger, dated as of September 23, 1997, by and among
                       American Bancshares, Inc., American Bank of Bradenton, and Murdock Florida
                       Bank, incorporated herein by reference to Exhibit 2.1 to the Company's
                       Registration Statement on Form S-4 (Registration No. 333-45401) previously filed with the Commission.

         2.3   --      Amendment No. 1 to Agreement and Plan of Merger, dated as of October 8,
                       1997, incorporated herein by reference to Exhibit 2.2 to the Company's
                       Registration Statement on Form S-4 (Registration No. 333-45401) previously filed with the Commission.

        *3.1   --      Amended and Restated Articles of Incorporation of the Company.

         3.2   --      Amended and Restated Bylaws, incorporated herein by reference to
                       Exhibit 3.2 to the Company's Registration Statement on Form S-4
                       (Registration No. 333-45401) previously filed with the Commission.

         4.1   --      See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated
                       Articles of Incorporation and the Amended and Restated Bylaws of the
                       Company defining the rights of holders of the Company's Common Shares.

        10.1   --      Employment Agreement, dated December 1, 1995, by and between the Bank and
                       Gerald L. Anthony, incorporated herein by reference to Exhibit 10.1 to the
                       Company's Registration Statement on Form SB-2 (Registration No. 33-99972)
                       previously filed with the Commission.

        10.2   --      Employment Agreement, dated June 30, 1996, by and between the Bank and
                       Philip W. Coon, incorporated by reference to Exhibit 10.2 to the Company's
                       Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

        10.4   --      Employment Agreement, dated June 30, 1996, by and between the Bank and
                       David R. Mady, incorporated by reference to Exhibit 10.3 to the Company's
                       Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

        10.5   --      Employment Agreement, dated January 1, 1996, by and between the Bank and
                       John S. Nash, incorporated by reference to Exhibit 10.5 to the Company's
                       Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

        10.6   --      Employment Agreement, dated January 1, 1996, by and between the Bank and
                       Michael Lewis, incorporated by reference to Exhibit 10.6 to the Company's
                       Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

       *10.7   --      Employment Agreement, dated January 22, 1997, by and between the Bank and
                       Stuart M. Gregory.

    Exhibit                                                                                            Sequentially
     Number                                  Description of Exhibits                                  Numbered Pages
    --------                                 -----------------------                                  --------------
        10.8   --      Data Processing Agreement, dated April 1, 1995, by and between the Bank and
                       M & I Data Services, Inc.

        10.9   --      Mortgage Loan Subservice Agreement between Dovenmuehle Mortgage, Inc. and
                       American Bank of Bradenton, dated May 17, 1994, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on
                       Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

       10.10   --      American Bancshares, Inc. and American Bank of Bradenton Incentive Stock
                       Option Plan of 1996, dated May 28, 1996, and Form of Incentive Stock Option
                       Agreement, incorporated herein by reference to Exhibit 10.9 to the
                       Company's Form 10-KSB for the fiscal year ended December 31, 1996 previously filed with the Commission.

      *10.11   --      American Bancshares, Inc. 1997 Nonqualified Share Option Plan for
                       Non-Employee Directors, dated March 18, 1997, and Form of Nonqualified
                       Share Option Agreement.

       10.12   --      Loan Agreement, dated as of October 30, 1997, by and between American
                       Bancshares, Inc. and Barnett Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4
                       (Registration No. 333-45401) previously filed with the Commission.

      *10.13   --      Assignment of Lease and Consent to Assignment, dated February 15, 1998, by and between the Finance Company, G.J.M. Properties, Inc., and First
                       Enterprise Acceptance Corporation, and Lease Agreement assumed thereby.

        21.1   --      Subsidiaries of the Company, incorporated herein by reference to
                       Exhibit 21.1 to the Company's Registration Statement of Form S-4
                       (Registration No. 333-45401) previously filed with the Commission.

       *27.1   --      Financial Data Schedule (for SEC use only)

   -------------------------
   *  Exhibit filed herewith.