Form 10-Q
period 1998-03-31
AMERICAN BANCSHARES INC \FL\
filed 1998-05-18
CIK 1004528

                     U.S. Securities and Exchange Commission
                                Washington, D.C.

                                   Form 10-Q


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

State the number of shares outstanding of each issuer's classes of common equity, as of the last practicable date: 4,994,483 as of March 31, 1998
                                         --------------------------------

                                TABLE OF CONTENTS


                                                                                     Page
Part I            FINANCIAL INFORMATION

                  Item 1
                           -Financial Statements                                     1-3

                           -Notes to Consolidated Condensed Financial Statements     4-5

                  Item 2
                           -Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                                 6

                  Item 3
                           -Quantitative and Qualitative Disclosure                    6
                            About Market Risk

Part II           OTHER INFORMATION

                  Item 1            Legal Proceedings                                  7


                  Item 2            Changes in Securities                              7


                  Item 3            Defaults Upon Senior Securities
                                    (Not applicable this report)                     n/a

                  Item 4            Submission of Matters to a Vote
                                    of Security Holders                              7-8


                  Item 5            Other Information                                  8


                  Item 6            Exhibits and Reports on Form 8-K                   9

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
($ in thousands)

                                                                                   March 31,    December 31,
                                                                                     1998          1997         %           $
Assets                                                                            (unaudited)    (audited)    Change     Change
                                                                                   ---------     ---------    ------    ---------
  Cash and due from banks                                                          $ 14,532       $  9,549       52.18      4,983
  Federal funds sold                                                                      0          5,120     (100.00)    (5,120)
  Interest bearing deposits in banks                                                  6,128          3,727       64.42      2,401
  Mortgage loans held for sale                                                       49,718         39,588       25.59     10,130
  Investment securities, available for sale                                          61,098         62,898       (2.86)    (1,800)
  Mortgage-backed securities, available for sale                                      1,168          5,766      (79.74)    (4,598)
  Loans (net of allowance for credit losses and
   deferred loan fees of $1,581,359 as of
  March 31, 1998 and $1,704,529 as of
   December 31, 1997)                                                               230,535        213,404        8.03     17,131
  Premises and equipment, net                                                         9,990          9,161        9.05        829
  Other real estate owned, net                                                          363            363        0.00          0
  Goodwill                                                                               79             80       (1.25)        (1)
  Other assets                                                                        5,568          4,245       31.17      1,323
                                                                                  ---------      ---------      -------   --------
  Total assets                                                                     $379,179       $353,901        7.14     25,278
                                                                                  =========      =========      =======   ========

Liabilities and shareholders' equity

Liabilities
  Deposits                                                                         $316,595       $302,746        4.57     13,849
  Securities sold under agreements to repurchase                                     26,265         17,528       49.85      8,737
  Federal funds purchased and FHLB borrowings                                         5,000          5,000        0.00          0
 Other Borrowed Money                                                                 1,450            500      190.00        950
 Other liabilities                                                                    3,491          2,048       70.46      1,443
                                                                                  ---------      ---------   ---------    --------
    Total liabilities                                                               352,801        327,822        7.62     24,979


Shareholders' equity
  Common stock, $1.175 par value, 20,000,000
   shares authorized, 4,994,484 shares issued
   and outstanding as of  March 31, 1998
   and 4,994,484 as of December 31, 1997                                              5,869          5,869        0.00          0
  Additional paid in capital                                                         15,937         15,548        2.50        389
  Unrealized gain (loss) on securities available for sale, net                           34            140      (75.71)      (106)
  Retained earnings                                                                   4,538          4,522        0.35         16
                                                                                  ---------      ---------   ---------   --------
    Total shareholders' equity                                                       26,378         26,079        1.15        299
                                                                                  ---------      ---------   ---------   --------
Total liabilities and shareholders' equity                                         $379,179       $353,901        7.14     25,278
                                                                                  =========      =========   =========   ========



The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                                    Three Months ended March 31,          %            $
                                                                      1998                 1997         Change       Change
                                                                    --------             --------       ------       ------
Interest income
  Interest and fees on loans                                          $5,810               $4,452       30.50         1,358
  Interest on mortgage backed securities, taxable                         98                  221      (55.66)         (123)
  Interest on investment securities, taxable                           1,033                  713       44.88           320
  Interest on investment securities, nontaxable                           17                   16        6.25             1
  Other interest income                                                  143                  150       (4.67)           (7)
                                                                   ---------            ---------     ---------     ---------
    Total interest income                                              7,101                5,552       27.90         1,549

Interest expense
  Deposits                                                             3,240                2,680       20.90           560
  Securities sold under agreements to repurchase                         233                  113      106.19           120
  Federal funds purchased and FHLB advances                               85                   85        0.00             0
  Other borrowed money                                                    25                    0      100.00            25
                                                                   ---------            ---------     ---------     ---------
    Total interest expense                                             3,583                2,878       24.50           705

Net interest income                                                    3,518                2,674       31.56           844
Provision for loan losses                                                124                  171      (27.49)          (47)
                                                                   ---------            ---------     ---------     ---------
Net interest income after loan loss                                    3,394                2,503       35.60           891

Noninterest income
  Service charges & fees                                                 421                  322       30.75            99
  Gain on sale of mortgage loans                                          62                    4    1,450.00            58
  Gain on sale of securities                                             122                    2    6,000.00           120
  Gain on sale of servicing                                               22                   52      (57.69)          (30)
  Broker loan fees                                                        54                   48       12.50             6
  Merchant fees                                                          187                  124       50.81            63
  Other income                                                           235                  120       95.83           115
                                                                   ---------            ---------    ---------      ---------
    Total noninterest income                                           1,103                  672       64.14           431

Noninterest expense
  Salaries & employee benefits                                         1,510                1,210       24.79           300
  Net occupancy expense                                                  195                  154       26.62            41
  Furniture and equipment expenses                                       239                  214       11.68            25
  Data processing fees                                                   351                  158      122.15           193
  Other expense                                                        1,581                  894       76.85           687
                                                                   ---------            ---------    ---------      ---------
    Total noninterest expense                                          3,876                2,630       47.38         1,246

Income before income taxes                                               621                  545       13.94            76
Provision for income taxes                                               217                  212        2.36             5
                                                                   ---------            ---------    ---------      ---------
Net income                                                              $404                 $333       21.32            71
                                                                  ==========           ==========    =========      =========
Earnings per share (actual $'s)
Basic                                                                  $0.08                $0.07
Diluted                                                                 0.08                 0.07

Average Number of shares outstanding
Basic                                                              4,994,484            4,970,030
Diluted                                                            5,023,454            4,992,639


The accompanying notes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statement of Cashflows
(unaudited, $ in thousands)

                                                                                                    Three Month's Ended March 31,
                                                                                                           1998        1997
                                                                                                         --------    --------
Cash flows from operating activities:
     Net income                                                                                          $    404    $    333
                                                                                                         --------    --------
     Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                             124         171
        Net gain on sale of investment securities                                                            (120)          1
        Net gain on sale of loans                                                                             (62)         (4)
        Net gain on sale of mortgage servicing rights                                                         (22)        (52)
        Net gain on originated mortgage servicing rights                                                      (96)         (6)
        Net gain on sale of assets                                                                              0           0
        Deferred income taxes                                                                                   0           0
        Depreciation                                                                                          205         167
        Net amortization of premiums and accretion of discounts on
           investment securities                                                                              (15)         (6)
        Increase in other liabilities                                                                       1,443         856
        Increase in other assets                                                                           (1,204)     (2,196)
                                                                                                         ---------   ---------
          Total adjustments                                                                                   253      (1,057)
                                                                                                         ---------   ---------
          Net cash provided by operating activities                                                           657        (724)
                                                                                                         ---------   ---------
Cash flows from investing activities:
     Loan originations, net of repayments                                                                 (36,881)    (19,118)
     Purchase of loans held for sale                                                                            0           0
     Proceeds from sales of loans held for sale                                                             9,559       4,221
     Purchases of bank premises and equipment                                                              (1,034)       (378)
     Proceeds on sales of assets                                                                                0           0
     Proceeds from maturities of held to maturity investment securities                                         0           0
     Proceeds from sales and maturities of available for sale investment
          securities                                                                                       19,534       1,543
     Purchases of held to maturity investment securities                                                        0           0
     Purchases of available for sale investment securities, net of repayments                             (13,107)    (15,745)
                                                                                                         --------    --------
          Net cash used in investing activities                                                           (21,929)    (29,487)
                                                                                                         --------    --------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW and savings
          accounts                                                                                         18,656      21,057
     Net increase in time deposits                                                                         (4,807)        966
     Net increase (decrease) in securities sold under agreements to repurchase                              8,737       3,377
     Principal payments under capital lease obligations                                                         0           0
     Proceeds from advances from the FHLB and Federal Funds purchased                                         950      (1,300)
     Proceeds from sale of stock                                                                                0         425
                                                                                                         --------    --------
          Net cash provided by financing activities                                                        23,536      24,525
                                                                                                         --------    --------
     Net increase (decrease) in cash and cash equivalents                                                   2,264      (5,686)
     Cash and cash equivalents at beginning of period                                                      18,396      23,570

     Cash and cash equivalents at end of period                                                          $ 20,660    $ 17,884
                                                                                                         ========    ========
     Supplemental disclosures:
        Interest paid                                                                                    $  3,486    $  2,862
                                                                                                         ========    ========
        Income taxes paid                                                                                $    120    $      0
                                                                                                         ========    ========

     The accompanying notes are an integral part of these financial statements

                  AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




Note 1.           Holding Company and Subsidiaries Background Information

                  American Bancshares, Inc. (Company), is a one bank holding company, operated under the laws of the state of Florida. Its wholly owned banking subsidiary is American Bank (Bank), a state chartered bank. The Holding Company, a Florida corporation organized June 30, 1995, is a registered holding company under the Bank Holding Company Act of 1956, as amended, and on December 1, 1995 became the bank holding company for the Bank. The Bank was incorporated on December 6, 1988 and opened for business on May 8, 1989. The Bank is a general commercial bank with all the rights, powers, and privileges granted and conferred by the Florida Banking Code. Although the Holding Company was not formed until June 30, 1995 and did not acquire the Bank until December 1, 1995, the financial statements have been presented as if the Holding Company had been in existence since the Bank was formed in 1988 and as if the Bank was its wholly owned subsidiary since that time.

                  The Company has organized a wholly-owned Florida subsidiary corporation, Freedom Freedom Finance Corporation, (The "Finance Company"), pursuant to which it engages in full service consumer financing. The Finance Company offers consumer-driven products and services ranging from mortgages to automobile loans, home equity loans and education financing. The Finance Company has the ability to extend financing to individuals and entities which may not be able to satisfy the Bank's underwriting requirements or loan standards. During April 1998 the Bank extended a $2.4 million line of credit to the Finance Company to support operations. The Finance Company commenced preliminary operations in late March 1998.

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

                  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1997 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

                  Merger - On March 23,1998, the Company completed its merger with Murdock Florida Bank (Murdock). The company issued 924,026 shares of it's common stock in exchange for all of the outstanding Murdock shares. The transaction was accounted for as a pooling of interests. Accordingly the Consolidated Balance Sheet, Income Statement and Statement of Cash Flow are presented on a pro-forma basis and include the results of Murdock. The table below presents financial data for the two institutions for the periods indicated. The Company's combined continuing net income and net interest income for the periods ending March 31, 1998 and 1997 are presented below ($ in thousands, unaudited).

                              Net Interest Income               Net Income
                            Quarter Ended March 31,      Quarter Ended March 31,
                               1998         1997             1998       1997

American Bancshares, Inc.     1,229        2,056               45        207
Murdock Florida Bank          2,289          624              359        126
                             -------      -------            -----      -----
Combined Total                3,518        2,680              404        333

                    AMERICAN BANCSHARES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3.           Investments

                  The Company's investment and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards number 115. Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At March 31, 1998, an unrealized gain, net of tax, of $34,000 was reflected as an increase of shareholders' equity.

Note 4.           Earnings Per Share

                  Earnings per share are based on the weighted average number common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the periods and the further dilution from stock options using the treasury stock method.

Note 5.           Capital

                  In December 1995, the Company filed a registration statement on Form SB-2 with Securities and Exchange Commission to register for sale 1,250,000 shares of the Company's common stock (with an additional 187,500 shares subject to the underwriters' over allotment option) at $6.00 per share pursuant to a firm commitment underwritten public offering. The SB-2 became effective February 6, 1996, with the sale of 1,250,000 shares of common stock consummated on February 13, 1996. On March 6, 1996, the underwriter elected to exercise the over allotment, consummating the transaction on March 13, 1996. Of the net proceeds of approximately $7.5 million, $4.5 million has been contributed as capital to the Bank and approximately $1,120,000 invested to date in land and building in the construction of an administrative facility. The balance was used for general corporate purposes including the construction of a new administrative facility and working capital.

Note 6.           Impact of Recently Issued Accounting Standards

                  Effective January 1, 1998 the Company has adopted Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Prior periods will be reclassified as required. The Company's total comprehensive earnings are as follows:

Comprehensive Earnings
(unaudited, actual $)
                                                    Three months ended
                                            March 30, 1998        March 30, 1997
Net income (loss)                                 403,943               332,598
Other comprehensive earnings (losses):                  0                     0
Unrealized gains (losses) on
      securities                                  105,882               457,441
                                                 ---------             ---------
Comprehensive income                              509,825               790,039

                 FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for periods beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Because this statement addresses disclosures only, the adoption will have no material impact on the financial statements.

PART 1

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

American Bancshares, Inc. and Subsidiary

Liquidity and Capital Resources

Total assets of the Company increased by 7.14% to $379,179,000 as of March 31, 1998, from $353,901,000 as of December 31, 1997 and 27.2% from $298,006,000 as of March 31, 1997. The increase in assets from December 31, 1997, was primarily the result of increases in Cash and Due From Banks of $4,983,000 to $14,532,000, increases in Interest Bearing Deposits in Banks of $2,401,000 to $6,128,000 and increases in Net Loans of $27,261,000 to $280,253,000. The increases in assets were funded through increases in deposits of $13,849,000 and increases in Securities Sold Under Agreements to Repurchase of $8,737,000 to $26,265,000.

As of March 31, 1998, the Bank's Tier 1 leverage ratio was 6.77%, Tier 1 to risk weighted assets was 9.60% and total risk based capital was 10.48%, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at March 31, 1998 of 34.75%. The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). FHLB has approved an advance totaling $25,000,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of March 31, 1998, an advance in the amount of $5,000,000 was outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of March 31, 1998, the Bank had no federal funds purchased. In addition, the Company has obtained a $5 million Commercial Revolving Line of Credit from Barnett Banks, N.A., South Florida (now Nationsbank, N.A.). Although this credit facility has been used in part to fund the construction of the Company's new administrative offices, the Company also has utilized the credit facility for other general corporate purposes. At March 31, 1998, $1.45 million was outstanding on the line of credit. During April 1998, the new administrative office building was completed and is now occupied. The cost of construction was approximately $2.5 million.

Additionally, the Company may seek to acquire additional branch sites that may become available and require additional capital resources. There can be no assurance that the Company will be able to acquire such sites.

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

Results of Operations

The Company's net income for the quarter ended March 31, 1998 was $404,000 or $.08 per share, compared to net income of $333,000 or $.07 per share for the same period for 1997. Earnings per share were affected by the acquisition of Murdock Florida Bank during this quarter. Net interest income increased $891,000 to $3,394,000 for the quarter ended March 31, 1998, over the same quarter in 1997, as a result of the increase in interest earning assets. Non-interest income increased from $672,000 for the quarter ended March 31, 1997 to $1,103,000 for the same period in 1998. The increase in non-interest income is primarily attributable to increases in service charges on deposits and fees of $99,000, an increase of $58,000 on of the sale of mortgage loans, an increase of $120,000 on gain on sale of securities, an increase in credit card merchant services of $63,000 and an increase of $115,000 in other income.

Total general and administrative expense for the quarter ended March 31, 1998, increased $1,246,000 over the same period of 1997. This increase resulted primarily from increases in other operating expenses related to the growth in the Company's assets, the number of Bank branches, the acquisition of Murdock Florida Bank, and the start up of the Finance Company. Specifically, salary expense increased by $300,000, data processing increased by $193,000, mainly due to the conversion of Murdock Florida Bank onto the same computer system as the Bank. Other expenses increased by $687,000 due to continued asset growth, legal and consulting fees associated with the Murdock Florida Bank acquisition and the start up costs of the Finance Company.

For the three months ended March 31 1998, net interest income increased $844,000 to $3,518,000 compared to $2,674,000 for the same period in 1997 as a result of the 27% asset growth. The provision for loan loss expense decreased from $171,000 for the three month period ended March 31, 1997 to $124,000 for the same period in 1998. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

PART 1.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

PART II - OTHER INFORMATION



Item 1.           Legal Proceedings


                  On March 27,1997, James J. Bazata, a former employee of the Bank, filed an claim in the United States District Court, Tampa Division, alleging that such employee was discriminated against. It is alleged that this conduct violated his rights under the Americans with Disabilities Act of 1990. The company believes that the Bank acted appropriately and that this action is without merit. Pursuant to negotiations with Mr. Bazata, the Company has agreed to settle this lawsuit by entering into a consulting agreement with Mr. Bazata's corporation through December 31, 2000, and has further agreed to pay Mr. Bazata's legal fees and costs incurred in connection with the lawsuit. The total payments due through the end of 2000 under the consulting agreement, and legal fees and costs, aggregate $525,000.

Item 2.           Changes in Securities

                  On March 12, 1998, at the Company's Special Meeting of Shareholders the following changes to the Articles of Incorporation were voted upon and approved. To amend the Articles of Incorporation to increase the Company's authorized capital from 10,000,000 to 20,000,000 common shares, par value $1.175 per share. To amend the Articles on Incorporation to authorize the issuance of up to 5,000,000 preferred shares with such designations, performance, rights, and limitations as are approved from time to time, by the Company's board of directors. To delete Article VII of the Articles of Incorporation of the Company and replace it with a revised
                  Article VII which provides that the number of directors shall be determined in accordance with the Company's bylaws and that the Company's directors may be removed only for cause by the Company's shareholders. To amend the Articles of Incorporation of the Company to permit shareholders to call a special meeting of shareholders only if requested in writing by at least 50% of the outstanding common shares.

Item 3.           Defaults Upon Senior Securities

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The following matters were submitted to a vote of security holders a the Company's Special Meeting of Shareholders on March 12, 1998.

        1.       Approval of Merger Agreement.

Of the total of 4,070,058 shares of common stock eligible to vote, there were 3,296,018 shares present in person or by proxy with 2,349,215 votes for, 24,036 votes against, 10,970 votes abstaining and 911,797 broker non-votes. The above proposal was adopted.

         2.        Approval of Increased Number of Authorized Common Shares.

Of the total of 4,070,058 shares of common stock eligible to vote, there were 3,296,215 shares present in person or by proxy with 3,080,485 votes for, 203,763 votes against, 11,770 votes abstaining. The above proposal was adopted.

         3.       Approval of New Class of Securities.

Of the total of 4,070,058 shares of common stock eligible to vote, there were 3,296,018 shares present in person or by proxy with 2,125,046 votes for, 233,890 votes against, 25,285 votes abstaining and 911,797 broker non-votes. The above proposal was approved.

         4.       Approval of Indemnification Amendments.

Of the total of 4,070,058 shares of common stock eligible to vote, there were 3,296,018 shares present in person or by proxy with 3,128,577 votes for, 145,385 votes against, and 27056 abstaining. The above proposal was approved.

PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders
(continued)

         5.        Approval of New Article VII.

Of the total of 4,070,058 shares of common stock eligible to vote, there were 3,296,018 present in person or by proxy with 2,152,302 votes for, 199,019 votes against, 47,751 abstaining and 896,946 broker non-votes. The above proposal was approved.

         6.        Approval of Bylaw Amendment Procedure.

Of the total of 4,070,058 shares of common stock eligible to vote, there were 3,296,018 present in person or by proxy with 2,084,403 votes for, 243,390 votes against, 56,428 abstaining and 911,727 broker non-votes. The above proposal was not approved.

         7.  Approval  to  Increase  Number  of  Shareholders  to Call a Special
Meeting.

Of the total of 4,070,058 shares of common stock eligible to vote, there were 3,296,018 present in person or by proxy with 2,116,600 votes for, 245,427 votes against, 37,045 abstaining and 896,946 broker non-votes. The above proposal was approved.

Item 5.           Other Information


         1. In February , 1998, the Company entered into an employment agreement with Brian M. Watterson, Senior Vice President, Chief Financial Officer and Chief Operations Officer. The agreement is for a three year term , with automatic annual renewals thereafter. The initial base salary is $90,000, subject to merit-based increases, which are determined by the President and Chief Executive Officer, as well as increases based on the amount of any annual increase in the Consumer Price Index. Mr Watterson may also earn a performance bonus based upon achievement of quantified goals related to the Bank's profitability. The agreement also provide that Mr. Watterson will be entitled to twelve months salary as severance pay should he be involuntarily terminated within 90 days prior to or after a change in control of the Company.

         2. The Company recently has organized a wholly-owned Florida subsidiary corporation, Freedom Finance Corporation, (referred to herein as the Finance Company), pursuant to which it has begun to engage in full service consumer financing. The Finance Company commenced preliminary operations at the end of March 1998.In order to provide the Finance Company with the funds necessary to commence operations, the Company made a small capital contribution and the Bank extended a $2.4 million loan to the Finance Company in April 1998. this loans was made on substantially the same terms and conditions, including interest rates and collateral on loans, as those prevailing for comparable transactions with unrelated third parties. It is anticipated that the Finance Company will offer consumer-driven products and services ranging from mortgages to automobile loans, home equity loans and education financing. The Finance Company will have the ability to extend financing to individuals and entities which may not be able to satisfy the Bank's underwriting requirements or loan standards. However, the Finance Company is expected to provide such loans on a selective basis to customers that the Company believes are quality credits. Such customers will likely consist of individuals or entities which have another banking or credit relationship with the Company or the Bank.

Item 6.        Exhibits and Report on Form 8-K

             (a)   Exhibits:

                10.1-- Employment Agreement dated February 1, 1998 by and between Brian M. Watterson and American Bank.


             (b)   Reports on Form 8-K

                  On April 6, 1998, the Company filed a report on Form 8-K announcing the consummation of the merger by and between American Bank and Murdock Florida Bank, which Form 8-K provided for the extension under Item 7(a)(4) thereof for furnishing certain financial statements.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on itsbehalf by the undersigned thereunto duly authorized.




                                            /s/      Gerald L. Anthony
                                            -----------------------------------
                                            Gerald L. Anthony, President and
                                            Chief Executive Officer


                                            Date:    May 15, 1998
                                                 -------------------


                                            /s/      Brian M. Watterson
                                            -----------------------------------
                                            Brian M. Watterson
                                            Senior Vice President and
                                            Chief Financial Officer


                                            Date:    May 15, 1998
                                                 -------------------