Form 10-Q
period 1998-06-30
AMERICAN BANCSHARES INC \FL\
filed 1998-08-14
CIK 1004528

                     U.S. Securities and Exchange Commission
                                Washington, D.C.

                                   Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30,1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                   For the transition period to


                 Commission file number 0-27474


                            American Bancshares, Inc.
                (Exact Name of Registrants Specified in its Charter)


                 Florida                             65-0624640
        (State or other Jurisdiction            (IRS Emloyer Id. No.)
        Incorporation or Organization)

                 4702 Cortez Road West, Bradenton, Florida 34210
                      (Address of Principal Executive Offices)

                                 (941) 795-3050
                (Registrants telephone number including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check  whether  the issuer  has(1)  filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X  No    .
            ---   ---

Number of shares outstanding of the issuer's Common Stock, par value $1.175 as of June 30,1998: 4,994,984 shares.

                                TABLE OF CONTENTS


                                                                         Page
Part I    FINANCIAL INFORMATION

          Item 1
               -Financial Statements                                     1-4

               -Notes to Consolidated Condensed Financial Statements     5-7

          Item 2
               -Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                               8-9

          Item 3
               -Quantitative and Qualitative Disclosure                    9
                About Market Risk

Part II   OTHER INFORMATION

          Item 1     Legal Proceedings                                    10


          Item 2     Changes in Securities                                10


          Item 3     Defaults Upon Senior Securities
                     (Not applicable)                                    n/a

          Item 4     Submission of Matters to a Vote
                     of Security Holders                               10-11


          Item 5     Other Information                                    11


          Item 6     Exhibits and Reports on Form 8-K                     12

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(unaudited, $ in thousands)

                                                     June 30,    December 31,     %          $
Assets                                                 1998         1997        Change     Change
                                                    ---------    ------------  --------  -----------
  Cash and due from banks                              13,484        9,549        41.21       3,935
  Federal funds sold                                        0        5,120      (100.00)     (5,120)
  Interest bearing deposits in banks                      591        3,727       (84.14)     (3,136)
  Mortgage loans held for sale                         82,473       39,588       108.33      42,885
  Investment securities, available for sale            54,958       62,898       (12.62)     (7,940)
  Mortgage-backed securities, available for sale        1,143        5,766       (80.18)     (4,623)
  Loans (net of allowance for credit losses and
   deferred loan fees of $1,486,760 as of
   June 30, 1998 and $1,704,529 as of
   December 31, 1997)                                 218,777      213,404         2.52       5,373
  Premises and equipment, net                          11,570        9,161        26.30       2,409
  Other real estate owned, net                            409          363        12.67          46
  Goodwill                                                 77           80        (3.75)         (3)
  Other assets                                          6,794        4,245        60.05       2,549
                                                    ---------    ---------      --------    --------
  Total assets                                        390,276      353,901        10.28      36,375
                                                    =========    =========      ========    ========

Liabilities and shareholders' equity

Liabilities
  Deposits                                            317,019      302,746         4.71      14,273
  Securities sold under agreements to repurchase       29,067       17,528        65.83      11,539
  Federal funds purchased and FHLB borrowings          11,000        5,000       120.00       6,000
 Other Borrowed Money                                   3,001          500       500.20       2,501
 Other liabilities                                      3,581        2,048        74.85       1,533
                                                    ---------    ---------      --------   ---------
    Total liabilities                                 363,668      327,822        10.93      35,846

Shareholders' equity
  Preferred stock, par value not determined,
   5,000,000 shares authorized, 0 shares issued
   and outstanding as of  June 30, 1998.                    0         n/a             0           0

  Common stock, $1.175 par value, 20,000,000 shares
   authorized, 4,994,984 shares issued and
   outstanding as of June 30, 1998 and 4,994,484
   as of December 31, 1997                              5,870        5,870          0.00           0
  Additional paid in capital                           15,551       15,547          0.03           4
  Accumulated other comprehensive income, net              68          140        (51.43)        (72)
  Retained earnings                                     5,119        4,522         13.20         597
                                                    ---------    ---------      ---------    --------
    Total shareholders' equity                         26,608       26,079          2.03         529
                                                    ---------    ---------      ---------    --------
Total liabilities and shareholders' equity            390,276      353,901         10.28      36,375
                                                    =========    =========      =========    ========


The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                     Three Month's Ended June 30,       %             $
                                                         1998           1997          Change        Change
                                                      -----------    -----------    ----------   -----------
Interest income
  Interest and fees on loans                               6,474           4,908        31.91         1,566
  Interest on mortgage backed securities, taxable             24             189       (87.30)         (165)
  Interest on investment securities, taxable                 909             823        10.45            86
  Interest on investment securities, nontaxable               32              17        88.24            15
  Other interest income                                       43              64       (32.81)          (21)
                                                        --------        --------     ---------      ---------
    Total interest income                                  7,482           6,001        24.68         1,481

Interest expense
  Deposits                                                 3,248           2,839        14.41           409
  Securities sold under agreements to repurchase             316             148       113.51           168
  Federal funds purchased and FHLB advances                  110             112        (1.79)           (2)
  Other borrowed money                                         1               0       100.00             1
                                                        --------        --------     ---------      ---------
    Total interest expense                                 3,675           3,099        18.59           576

Net interest income                                        3,807           2,902        31.19           905
Provision for loan losses                                    151             355       (57.46)         (204)
                                                        --------        --------     ---------      ---------
Net interest income after loan loss                        3,656           2,547        43.54         1,109

Noninterest income
  Service charges & fees                                     454             416         9.13            38
  Gain on sale of mortgage loans                              44              26        69.23            18
  Gain on sale of securities                                   6               2       200.00             4
  Gain on sale of servicing                                   50             219       (77.17)         (169)
  Broker loan fees                                            34              86       (60.47)          (52)
  Originated mortgage servicing rights                       204              32       537.50           172
  Merchant fees                                              205             134        52.99            71
  Other income                                               175             153        14.38            22
                                                        --------        --------     ---------      --------
    Total noninterest income                               1,172           1,068         9.74           104

Noninterest expense
  Salaries & employee benefits                             1,759           1,245        41.29           514
  Net occupancy expense                                      223             154        44.81            69
  Furniture and equipment expenses                           211             231        (8.66)          (20)
  Data processing fees                                       135             122        10.66            13
  Legal fees                                                 253              49       416.33           204
  Litigation settlement                                      525               0       100.00           525
  Other expense                                            1,425             960        48.44           465
                                                        --------        --------     --------       --------
    Total noninterest expense                              4,531           2,761        64.11         1,770

Income before income taxes                                   297             854       (65.22)         (557)
Provision for income taxes                                   104             289       (64.01)         (185)
                                                        --------        --------     ---------      ---------
Net income                                                   193             565       (65.84)         (372)
                                                        ========        ========     =========      =========
Earnings per share (actual $'s)
   Basic                                                    0.04            0.11
   Diluted                                                  0.04            0.11

Average Number of shares outstanding
   Basic                                               4,994,599       4,994,484
   Diluted                                             5,024,054       5,005,330


The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                       Six Months ended June 30,        %             $
                                                         1998           1997          Change        Change
                                                      -----------    -----------    ----------   -----------
Interest income
  Interest and fees on loans                              12,285          9,361          31.24        2,924
  Interest on mortgage backed securities, taxable            122            410         (70.24)        (288)
  Interest on investment securities, taxable               1,941          1,536          26.37          405
  Interest on investment securities, nontaxable               49             33          48.48           16
  Other interest income                                      186            213         (12.68)         (27)
                                                       ---------       ---------       --------     --------
    Total interest income                                 14,583         11,553          26.23        3,030

Interest expense
  Deposits                                                 6,488          5,519          17.56          969
  Securities sold under agreements to repurchase             549            261         110.34          288
  Federal funds purchased and FHLB advances                  195            197          (1.02)          (2)
  Other borrowed money                                        26              0         100.00           26
                                                       ---------       ---------       --------     --------
    Total interest expense                                 7,258          5,977          21.43         1,281

Net interest income                                        7,325          5,576          31.37         1,749
Provision for loan losses                                    275            526         (47.72)         (251)
                                                       ---------       ---------       --------      --------
Net interest income after loan loss                        7,050          5,050          39.60         2,000

Noninterest income
  Service charges & fees                                     875            738          18.56           137
  Gain on sale of loans                                      106             30         253.33            76
  Gain on sale of securities                                 128              4       3,100.00           124
  Gain on sale of servicing                                   72            271         (73.43)         (199)
  Broker loan fees                                            88            134         (34.33)          (46)
  Originated mortgage servicing rights                       300             37         710.81           263
  Merchant fees                                              392            257          52.53           135
  Other income                                               315            268          17.54            47
                                                       ---------        --------      ---------       -------
    Total noninterest income                               2,276          1,739          30.88           537

Noninterest expense
  Salaries & employee benefits                             3,268          2,454          33.17           814
  Net occupancy expense                                      418            308          35.71           110
  Furniture and equipment expenses                           451            445           1.35             6
  Data processing fees                                       487            280          73.93           207
  Legal fees                                                 875            236         270.76           639
  Litigation settlement                                      525              0         100.00           525
  Other expense                                            2,383          1,667          42.95           716
                                                       ---------       ---------      ---------       -------
    Total noninterest expense                              8,407          5,390          55.97         3,017

Income before income taxes                                   919          1,399         (34.31)         (480)
Provision for income taxes                                   322            501         (35.73)         (179)
                                                       ---------       ---------      ---------       -------
Net income                                                   597            898         (33.52)         (301)
                                                      ==========       =========      =========       =======
Earnings per share (actual $'s)
Basic                                                       0.12           0.18
Diluted                                                     0.12           0.18

Average Number of shares outstanding
Basic                                                  4,994,542      4,982,325
Diluted                                                5,023,755      4,999,032


The accompanying notes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statement of Cashflows
(unaudited, $ in thousands)

                                                       Six Months ended June 30,
                                                         1998           1997
                                                      -----------    -----------
Cash flows from operating activities:
 Net income                                                  597            898
                                                        ---------      ---------
 Adjustments  to reconcile  net income to net cash
 provided by operating activities:
  Provision for loan losses                                  275            526
  Net gain on sale of investment securities                 (126)            (1)
  Net gain on sale of loans                                 (106)           (30)
  Net gain on sale of mortgage servicing rights              (72)          (271)
  Net gain on originated mortgage servicing rights          (300)           (37)
  Net gain on sale of assets                                   0             (1)
  Deferred income taxes                                        0            (65)
  Depreciation                                               415            331
  Proceeds from sales of loans held for sale              23,850         10,693
  Net amortization of premiums and accretion of
   discounts on investment securities                        (12)             6
  Increase in other liabilities                            1,533            213
  Increase in other assets                                (2,220)          (866)
                                                        ---------      ---------
 Total adjustments                                        23,237         10,498
                                                        ---------      ---------
Net cash provided by operating activities                 23,834         11,396
                                                        ---------      ---------
Cash flows from investing activities:
  Loan originations, net of repayments                   (72,273)       (46,919)
  Purchases of bank premises and equipment                (2,824)        (1,382)
  Proceeds on sales of assets                                  0             40
  Proceeds from sales and maturities of available
   for sale investment securities                         34,561          3,854
  Purchases of available for sale investment
   securities, net of repayments                         (21,932)       (17,709)
                                                        ---------      ---------
Net cash used in investing activities                    (62,468)       (40,730)
                                                        ---------      ---------
Cash flows from financing activities:
  Net increase in demand deposits,
   NOW and savings accounts                               19,262         27,370
  Net increase (decrease) in time deposits                (4,989)        11,150
  Net increase in securities sold under
   agreements to repurchase                               11,539          6,169
  Net proceeds from advances (repayments) from
   the FHLB and Federal Funds purchased                    8,501           (800)
  Proceeds from sale of stock                                  0            425
                                                        ---------      ---------
Net cash provided by financing activities                 34,313         44,314
                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents      (4,321)        (6,406)
Cash and cash equivalents at beginning of period          18,396         23,570

Cash and cash equivalents at end of period                14,075         17,164
                                                       ==========     ==========
Supplemental disclosures:
 Interest paid                                             7,103          5,927
                                                       ==========     ==========
 Income taxes paid                                           665            170
                                                       ==========     ==========

The accompanying notes are an integral part of these financial statements.

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




Note 1.    Holding Company and Subsidiaries Background Information

American Bancshares, Inc. (Company), is a one bank holding company, operated under the laws of the state of Florida. Its wholly owned banking subsidiary is American Bank (Bank), a state chartered bank. The Holding Company, a Florida corporation organized June 30, 1995, is a registered holding company under the Bank Holding Company Act of 1956, as amended, and on December 1, 1995 became the bank holding company for the Bank. The Bank was incorporated on December 6, 1988 and opened for business on May 8, 1989. The Bank is a general commercial bank with all the rights, powers, privileges granted and conferred by the Florida Banking Code. Although the Holding Company was not formed until June 30,1995 and did not acquire the Bank until December 1, 1995, the financial statements have been presented as if the Company had been in existence since the Bank was formed in 1988 and as if the Bank was its wholly owned subsidiary since that time.

The Company has organized a wholly-owned Florida subsidiary corporation, Freedom Finance Corporation, ("Finance Company"), pursuant to which it engages in full service consumer financing. The Finance Company offers consumer-driven products and services ranging from mortgages to automobile loans, home equity loans and education financing. The Finance Company has the ability to extend financing to individuals and entities which may not be able to satisfy the Bank's underwriting requirements or loan standards. During April 1998 the Bank extended a $2.4 million line of credit to the Finance Company to support operations. The Finance Company commenced preliminary operations in late March 1998.

ABI Capital Trust ("ABICT"), a Delaware statutory trust, was created on May 21,1998. The ABICT exists for the exclusive purpose of (i) issuing and selling Common Securities and Preferred Securities of ABICT (together the "Trust Securities"), (ii) using the proceeds of the sale of Trust Securities to acquire Deferrable Interest Debentures ("Junior Subordinated Debentures") issued by the Company, and (iii) engaging only in those other activities necessary, convenient, or incidental thereto (such as registering the transfer of Trust Securities). Accordingly the Junior Subordinated Debentures will be the sole assets of the ABICT. On July 7,1998 the ABICT issued $15 million of 8.5% Trust Securities, the Company invested $463,920, in the form of a common stock purchase, and the ABICT purchased $15,463,920 of 8.5% Junior Subordinated Debentures from the Company. In connection with the over-allotment option granted to the underwriter on August 6,1998 the ABICT issued $1,249,420 of 8.5% Trust Securities, the Company invested an additional $38,650 in the form of a common stock purchase, and the ABICT purchased $1,288,070 of 8.5% Junior Subordinated Debentures from the Company. The Company owns all of the Common Securities of ABICT, the only voting security, and as a result it is a subsidiary of the Company.

Note 2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1997 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Merger - On March 23,1998, the Company completed its merger with Murdock Florida Bank (Murdock). In connection with the merger the Company issued 924,026 shares of it's common stock in exchange for all of the outstanding Murdock shares. The transaction was accounted for as a pooling of interests. Accordingly the Consolidated Balance Sheet, Income Statement and Statement of Cash Flow include the results of Murdock on a historical basis

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 3.           Investments

The Company's investments and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards No. 115. Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At June 30, 1998, an unrealized gain, net of tax, of $68,000 was reflected as an increase of shareholders' equity.

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

                                                             Six Months              Three Months
                                                            ended June 30,          ended June 30,
                                                           1998        1997        1998        1997
                                                        ---------   ---------   ---------   ---------
Weighted average common shares outstanding............  4,994,542   4,982,325   4,994,599   4,994,484
Weighted average common shares equivalents............     29,213      16,707      29,455      10,846
                                                        ---------   ---------   ---------   ---------
Shares used in diluted earnings per share
  calculation.........................................  5,023,755   4,999,032   5,024,054   5,005,330
                                                        =========   =========   =========   =========

Note 5.           Capital

In December 1995, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for sale 1,250,000 shares of the Company's common stock (with an additional 187,500 shares subject to the underwriters' over allotment option) at $6.00 per share pursuant to a firm commitment underwritten public offering. The SB-2 became effective February 6, 1996, with the sale of 1,250,000 shares of common stock consummated on February 13, 1996. On March 6, 1996, the underwriter elected to exercise the over allotment, consummating the transaction on March 13, 1996. Of the net proceeds of approximately $7.5 million, $7.3 million has been contributed as capital to the Bank. The balance was used for general corporate purposes and working capital.

In July 1998 and August 1998, the Company issued Junior Subordinated Debentures totaling approximately $16.8 million. Of the net proceeds of approximately $15.8 million the Company has invested $8.0 million in the Bank, as an additional capital contribution, and repaid other outstanding indebtedness totaling approximately $3.0 million. The balance of the funds will be used for general corporate purposes, including but not limited to (i) making additional capital contributions to the Bank, (ii) making additional capital contributions to the Finance Company, (iii) investing in other business opportunities as may present themselves from time to time, and (iv) working capital.

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 6.           Comprehensive Income

Effective January 1, 1998 the Company has adopted Financial Accounting Standards ("FAS") No. 130 "Reporting Comprehensive Income," which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. Prior periods will be reclassified as required. The Company's total comprehensive earnings are as follows:

Comprehensive Earnings (unaudited, actual $)

                                                Six months ended
                                         June 30, 1998       June 30, 1997
Net income (loss)                              596,781             897,915
Other comprehensive earnings (losses):               0                   0
Unrealized gains (losses) on
      securities                               (72,433)           (367,223)
                                              ---------           ---------
Comprehensive income                           524,348             530,692

Note 7.           Impact of Recently Issued Accounting Standards

FAS No. 131, Disclosures about Segments of an Enterprise and Related information, is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and interim information is required to be reported on the basis that it is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact the disclosures in the financial statements.

FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for periods beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. Because this statement addresses disclosures only, the adoption will have no material impact on the financial statements.

On June 15, 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Note 8.           Litigation

 On March 27,1997, James J. Bazata, a former employee of the Bank, filed a claim in the United States District Court, Tampa Division, alleging that such employee was discriminated against. It is alleged that this conduct violated his rights under the Americans with Disabilities Act of 1990. The company believes that the Bank acted appropriately and that this action was without merit. Pursuant to negotiations with Mr. Bazata, the Company agreed to settle this lawsuit on July 1,1998, exhibit 10.3 of this form 10-Q is incorporated herein by reference, by entering into a consulting agreement, exhibit 10.2 of this form 10-Q is incorporated herein by reference, with Mr. Bazata's corporation for services through December 31, 2000, and has further agreed to pay Mr. Bazata's legal fees and costs incurred in connection with the lawsuit. The total payments due through the end of 2000 under the consulting agreement, and Mr. Bazata's legal fees and costs, aggregate $525,000. The Company expensed the entire settlement in the period ending June 30,1998, accruing all amounts due pursuant to the consulting agreement, legal fees and costs.

PART 1

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

American Bancshares, Inc. and Subsidiaries

General

 This discussion contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, results of operations, plans for future business development activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the business of the Company. Where used in this filing, the words "anticipate", "believe", "estimate", "expect", "intend", and similar words and expressions, as they relate to the Company, or the management of the Company, identify forward-looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections about the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements as a result of various factors. Potential risks and uncertainties include, but are not limited to: (i) competitive pressure in the banking and financial services industries increasing significantly; (ii) changes in the interest rate environment which reduce margins; (iii) changes in political conditions or changes occurring in the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; (v) changes occurring in business conditions and inflation; (vi) acquisitions and integration of acquired businesses or assets; (vii) changes in technology; (viii) changes in monetary and tax policies, (ix) changes occurring in the securities markets; and (x) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission.

Liquidity and Capital Resources

Total assets of the Company increased by 10.28% to $390,276,000 as of June 30, 1998, from $353,901,000 as of December 31, 1997 and 22.6% from $319,222,000 as of June 30, 1997. The increase in assets from December 31, 1997, was primarily the result of increases in Cash and Due From Banks of $3,935,000 to $13,484,000, increases in Net Loans of $48,258,000 to $301,250,000 and premises and equipment of $2,409,000 to $11,570,000. The increases in assets were funded through increases in deposits of $14,273,000 to $317,019,000, increases in Securities Sold Under Agreements to Repurchase of $11,539,000 to $29,067,000 and increases in borrowings of $8,501,000 to $14,001,000.

As of June 30, 1998, the Bank's Tier 1 leverage ratio was 7.36%, Tier 1 to risk weighted assets was 10.18% and total risk based capital was 11.01%, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at June 30, 1998 of 40.71%. The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). FHLB has approved a line of credit totaling $50,000,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of June 30, 1998, advances totaling $11,000,000 were outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of June 30, 1998, the Bank had no federal funds purchased. In addition, the Company has obtained a $5 million Commercial Revolving Line of Credit from Barnett Banks, N.A., South Florida (now Nationsbank, N.A.). Although this credit facility has been used in part to fund the construction of the Company's new administrative offices, the Company also has utilized the credit facility for other general corporate purposes. At June 30, 1998, $3.00 million was outstanding on the line of credit. During April 1998, the new administrative office building was completed and is now occupied. The cost of construction was approximately $2.5 million. In June, 1998 the administrative offices were sold to the Bank, at cost, to allow the Company to better leverage its capital position.

In July 1998 and August 1998, the Company issued Junior Subordinated Debentures ("Debenture") totaling approximately $16.8 million, at an interest rate of 8.5%. Of the net proceeds of approximately $15.8 million the Company has invested $8.0 million in the Bank, as an additional capital contribution, and repaid and cancelled the Commercial Revolving Line of Credit from Barnett Banks, N.A., South Florida (now Nationsbank, N.A.). totaling approximately $3.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

In July and August, 1998 the Bank also drew down $26 million of it FHLB line of credit at an interest rate ranging from 5.04% - 5.09%. The average interest rate on the subordinate debentures and the FHLB advances was 6.57%. The Bank has invested these funds primarily in FNMA and FHLMC securities, with an average yield of 6.57

Additionally, on July 15,1998 the Bank acquired a former SouthTrust Bank, N.A. branch located at 1201 Beneva Rd. South, Sarasota, Florida 34236. The purchase price was $725,000. No deposits or loans were acquired in the transaction. Application has been made to various regulatory agencies to request approval to operate this location as a branch of the Bank. The Bank is currently negotiating a lease for another branch location in a developing area of Manatee County. Finally the bank has bid on eight former NationsBank, N.A. locations; four in Charlotte County, three in Manatee County and one in Sarasota County. There can be no assurance that the Bank will be able to acquire any or all of these sites. Various regulatory approvals are needed in order for the Bank to open additional branch locations. Regulatory approval to operate any of the aforementioned locations can not be assumed.

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

Results of Operations

The Company's net income for the quarter ended June 30, 1998 was $193,000 or $.04 per share, compared to net income of $565,000 or $.11 per share for the same period for 1997. Earnings per share were affected by settlement of the Bazata litigation of $525,000 and associated legal fees of $135,000. Net interest income increased $905,000 to $3,807,000 for the quarter ended June 30, 1998, over the same quarter in 1997, as a result of the increase in interest earning assets. Non-interest income increased from $1,068,000 for the quarter ended June 30, 1997 to $1,172,000 for the same period in 1998. The increase in non-interest income is primarily attributable to increases in originated mortgage servicing rights ("OMSR's") of $172,000, in service charges on deposits and fees of $38,000, an increase of $18,000 on the sale of mortgage loans, an increase of $4,000 in gain on sale of securities, an increase in credit card merchant services fee income of $71,000 and an increase of $22,000 in other income partially offset by decreases in gain on sale of servicing of $169,000 and broker loan fees of $52,000.

Total general and administrative expense for the quarter ended June 30, 1998, increased $1,770,000 over the same period of 1997. This increase resulted primarily from increases in other operating expenses related to the growth in the Company's assets, the number of Bank branches, the acquisition of Murdock Florida Bank, and the start up of the Finance Company and settlement of outstanding litigation. Specifically, salary expense increased by $514,000, data processing increased by $13,000. A settlement of outstanding litigation cost $525,000, associated legal fees accounted for $135,000 of the $204,000 increase in legal fees. Other expenses increased by $465,000 due to increased advertising of $93,000; increased check printing charges of $48,000, partially attributable to the complimentary supply, for Murdock customers, of American Bank checks; continued asset growth; and the start up costs of the Finance Company.

For the three months ended June 30,1998, net interest income increased $905,000 to $3,807,000, compared to $2,902,000 for the same period in 1997, as a result of the 23% asset growth. Loan loss expense decreased from $355,000 for the three month period ended June 30, 1997 to $151,000 for the same period in 1998. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

PART 1.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

 On March 27,1997, James J. Bazata, a former employee of the Bank, filed a claim in the United States District Court, Tampa Division, alleging that such employee was discriminated against. It is alleged that this conduct violated his rights under the Americans with Disabilities Act of 1990. The company believes that the Bank acted appropriately and that this action was without merit. Pursuant to negotiations with Mr. Bazata, the Company agreed to settle this lawsuit on July 1,1998, exhibit 10.3 of this form 10-Q is incorporated herein by reference, by entering into a consulting agreement, exhibit 10.2 of this form 10-Q is incorporated herein by reference, with Mr. Bazata's corporation for services through December 31, 2000, and has further agreed to pay Mr. Bazata's legal fees and costs incurred in connection with the lawsuit. The total payments due through the end of 2000 under the consulting agreement, and Mr. Bazata's legal fees and costs, aggregate $525,000. The Company expensed the entire settlement in the period ending June 30,1998, accruing all amounts due pursuant to the consulting agreement, legal fees and costs.

Item 2.   Changes in Securities

ABI Capital Trust ("ABICT"), a Delaware statutory trust, was created on May 21,1998. On June 4,1998 the Company filed a registration statement on Form S-1 to register Preferred Securities to be offered and sold by ABICT as well as the Junior Subordinated Debenture and guarantee of the Company underlying such Preferred Securities. The registration statement was amended on June 19,1998 by filing Amendment No. 1 to the Form S-1. The S-1 and Amendment No. 1 are incorporated herein by reference. As of the filing date the ABICT has issued approximately $16.25 million of 8.5% Trust Securities. The Company has incurred approximately $971,000 in costs associated with the formation of the ABICT and issue of the securities. These costs are being amortized over the contractual life of the securities.

On July 21,1998 the Board of Directors of the Company voted to issue 47,400 stock options pursuant to the "American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996." Of these 5,000 stock options were issued to Gerald L. Anthony, President and CEO, 20,000 stock options were issued to senior officers. The remaining 22,400 stock options were issued to other Bank staff members.

On July 21,1998 the Board of Directors of the Company voted to issue 74,998 stock options pursuant to the "American Bancshares, Inc. Directors' Non-qualified Stock Option Plan of 1997."

Item 3.   Defaults Upon Senior Securities

          Not applicable this filing.

Item 4.   Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company's annual meeting on May 22, 1998.

1.      To elect twelve persons as Directors.

The following directors, which consisted of all of the existing directors, were nominated for re-election:

                                        Percentage
                                   For          Against      Abstain
        Gerald L. Anthony          99.62           0.38         0.00
        Samuel S. Aidlin           99.04           0.96         0.00
        Ronald L. Larson           98.97           1.03         0.00
        Timothy I. Miller          99.62           0.38         0.00
        Dan E. Molter              99.51           0.49         0.00
        Kirk D. Moudy              98.98           1.02         0.00
        Lindell Orr                99.60           0.40         0.00
        Lynn B. Powell             99.51           0.49         0.00
        Walter L. Presha           99.50           0.50         0.00
        J. Gary Russ               99.61           0.39         0.00
        R. Jay Taylor              99.60           0.40         0.00
        Edward D. Wyke             99.51           0.49         0.00

Of the total of 4,994,484 shares of common stock eligible to vote, there were 3,453,604 shares present in person or by proxy and the above named directors were re-elected with the results for each noted above.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders (continued)

      2. To ratify the selection of Coopers & Lybrand L.L.P. as independent accountants for the Corporation for the year ending December 31, 1998.

Of the total of 4,994,484 shares of common stock eligible to vote, there were 3,453,604 shares present in person or by proxy with 3,418,322 votes for, 19,663 votes against, and 16,619 abstaining. Coopers and Lybrand were retained as independent accountants for the Company.

Item 5.           Other Information

1. In February, 1998, the Company entered into an employment agreement with Brian M. Watterson, Senior Vice President, Chief Financial Officer and Chief Operations Officer. The employment agreement is filed as exhibit 10.1 of this Form 10-Q is incorporated herein by reference.

2. The Company recently has organized a wholly-owned Florida subsidiary corporation, Freedom Finance Corporation, (referred to herein as the Finance Company), pursuant to which it has begun to engage in full service consumer financing. The Finance Company commenced preliminary operations at the end of March 1998.In order to provide the Finance Company with the funds necessary to commence operations, the Company made a small capital contribution and the Bank extended a $2.4 million loan to the Finance Company in April 1998. This loan was made on substantially the same terms and conditions, including interest rates and collateral on loans, as those prevailing for comparable transactions with unrelated third parties. It is anticipated that the Finance Company will offer consumer-driven products and services ranging from mortgages to automobile loans, home equity loans and education financing. The Finance Company will have the ability to extend financing to individuals and entities which may not be able to satisfy the Bank's underwriting requirements or loan standards. However, the Finance Company is expected to provide such loans on a selective basis to customers that the Finance Company believes are quality credits. Such customers will likely consist of individuals or entities which have another banking or credit relationship with the Company or the Bank.

3. On May 21,1998 ABI Capital Trust, a Delaware Statutory Trust was created. The Company owns all of the Common Securities of ABICT, it's only voting security. Accordingly ABICT is a subsidiary of the Company for financial reporting purposes only. A balance sheet enumerating the financial position of ABI Capital Trust is presented below.

ABI Capital Trust Balance Sheet
As of August 10,1998
(Unaudited, actual $)

Assets
Cash and due from banks                     $          0
Junior Subordinated Debentures                16,751,990
Accrued interest receivable                       88,336
                                            -------------
Total assets                                $ 16,840,326
                                            =============

Liabilities
Trust Preferred Securities                  $ 16,249,420
Accrued dividends payable                         85,686
Other accrued expenses payable                     2,650
                                            -------------
Total liabilities                             16,337,756

Shareholders' equity
Common stock                                     502,570
                                            -------------
Total shareholders' equity                       502,570

Total liabilities and shareholders' equity  $ 16,840,326
                                            =============

PART II - OTHER INFORMATION


Item 6.        Exhibits and Report on Form 8-K

(a)   Exhibits:

    4.1-- Form of indenture with respect to the Company's 8.5% Junior Subordinated Debentures incorporated herein by reference to exhibit
           4.1 of the Company's Registration Statement on Form S-1 (Registration Nos. 333-56095 and 333-56095-01)filing dated June 4,1998 previously filed with the Commission.

    4.2--  Form  of  Junior  Subordinated   Debentures  incorporated  herein  by
           reference to exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration Nos. 333-56095 and 333-56095-01)filing dated June 4,1998 previously filed with the Commission.

    4.3-- Form of Trust Agreement of ABI Capital Trust (including Certificate of Trust of ABI Capital Trust) incorporated herein by reference to exhibit 4.3 of the Company's Registration Statement on Form S-1 (Registration Nos. 333-56095 and 333-56095-01) filing dated June 4, 1998 previously filed with the Commission.

    4.4-- Form of Amended and Restated Trust Agreement of ABI Capital Trust incorporated herein by reference to exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration Nos. 333-56095 and 333-56095-01) filing dated June 4, 1998 previously filed with the Commission.

    4.5-- Form of 8.5% Preferred Securities of ABI Capital Trust incorporated herein by reference to exhibit 4.4 of the Company's Registration Statement on Form S-1 (Registration Nos. 333-56095 and 333-56095-01) filing dated June 4, 1998 previously filed with the Commission.

    4.6--  Form of  Guarantee  Agreement  incorporated  herein by  reference  to exhibit 4.6 of the Company's Registration Statement on Form S-1 (Registration Nos. 333-56095 and 333-56095-01) filing dated June 4, 1998 previously filed with the Commission.

   10.1-- Employment Agreement dated February 1, 1998 by and between Brian M. Watterson and American Bank is incorporated herein by reference to exhibit 10.1 of the Company's 10-Q filing dated May 15,1998 previously filed with the Commission.

   10.2-- Consulting Agreement dated July 1,1998 by and between James J. Bazata Consulting, Inc. and American Bank.

   10.3-- Bazata V. American Bank Confidential Settlement Agreement dated July 1,1998 by and between James J. Bazata, his heirs, executors, administrators and assigns and American Bank and the Bank releasees.

(b)   Reports on Form 8-K

On April 6, 1998, the Company filed a report on Form 8-K announcing the consummation of the merger by and between American Bank and Murdock Florida Bank, which Form 8-K provided for the extension under Item 7(a)(4) thereof for furnishing certain financial statements.

On May 21, 1998, the Company filed a report on Form 8-K/A providing certain financial statements relating to the consummation of the merger by and between American Bank and Murdock Florida Bank.

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




                                            /s/      Gerald L. Anthony
                                            -----------------------------------
                                            Gerald L. Anthony, President and
                                            Chief Executive Officer


                                            Date:    August 14, 1998
                                                 -------------------


                                            /s/      Brian M. Watterson
                                            -----------------------------------
                                            Brian M. Watterson
                                            Senior Vice President and
                                            Chief Financial Officer


                                            Date:    August 14, 1998
                                                   -------------------