Form 10-Q
period 1998-09-30
AMERICAN BANCSHARES INC \FL\
filed 1998-11-17
CIK 1004528

                     U.S. Securities and Exchange Commission
                                Washington, D.C.

                                   Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30,1998

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

                 4502 Cortez Road West, Bradenton, Florida 34210
                      (Address of Principal Executive Offices)

                                 (941) 795-3050
                (Registrants telephone number including area code)

                 4702 Cortez Road West, Bradenton, Florida 34210
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check  whether  the issuer  has(1)  filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X  No    .
            ---   ---

Number of shares outstanding of the issuer's Common Stock, par value $1.175 as of September 30,1998: 4,994,984 shares.

                                TABLE OF CONTENTS


                                                                         Page
Part I    FINANCIAL INFORMATION

          Item 1
               -Financial Statements                                     1-4

               -Notes to Consolidated Condensed Financial Statements     5-8

          Item 2
               -Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                               9-11

          Item 3
               -Management's Discussion and Analysis
                of Year 2000 issues.                                      11

          Item 4
               -Quantitative and Qualitative Disclosure                   11
                About Market Risk


Part II   OTHER INFORMATION

          Item 1     Legal Proceedings                                    12


          Item 2     Changes in Securities                                12


          Item 3     Defaults Upon Senior Securities
                     (Not applicable)                                    n/a


          Item 4     Submission of Matters to a Vote
                     of Security Holders
                     (Not applicable)                                    n/a


          Item 5     Other Information                                    12


          Item 6     Exhibits and Reports on Form 8-K                     13

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(unaudited, $ in thousands)

                                                  September 30,  December 31,     %           $
Assets                                                 1998         1997        Change      Change
                                                  -------------  ------------  --------   ----------
  Cash and due from banks                              17,670        9,549         85.05       8,121
  Federal funds sold                                        0        5,120       (100.00)     (5,120)
  Interest bearing deposits in banks                      519        3,727        (86.07)     (3,208)
  Mortgage loans held for sale                         82,596       39,588        108.64      43,008
  Investment securities, available for sale            75,990       62,898         20.81      13,092
  Mortgage-backed securities, available for sale        5,381        5,766         (6.68)       (385)
  Loans (net of allowance for credit losses and
   deferred loan fees of $1,494,812 as of
   September 30, 1998 and $1,704,529 as of
   December 31, 1997)                                 234,432      213,404          9.85      21,028
  Premises and equipment, net                          12,455        9,161         35.96       3,294
  Other real estate owned, net                            190          363        (47.66)       (173)
  Goodwill                                                 76           80         (5.00)         (4)
  Other assets                                          7,423        4,245         74.86       3,178
                                                    ---------    ---------     ---------    --------
  Total assets                                        436,732      353,901         23.41      82,831
                                                    =========   ==========     =========    ========

Liabilities and shareholders' equity

Liabilities
  Deposits                                            326,857      302,746          7.96      24,111
  Securities sold under agreements to repurchase       30,378       17,528         73.31      12,850
  Federal funds purchased and FHLB borrowings          32,500        5,000        550.00      27,500
  Other Borrowed Money                                      0          500       (100.00)       (500)
  Guaranteed Preferred Beneficial Interests in
   the Company's Junior Subordinated Debentures
   (trust preferred securities)                        16,249          n/a        100.00      16,249
  Other liabilities                                     3,097        2,048         51.22       1,049
                                                    ---------    ---------     ---------    --------
    Total liabilities                                 409,081      327,822         24.79      81,259

Shareholders' equity
  Preferred shares, 5,000,000 shares authorized,
  0 shares issued and outstanding as of
  September 30,1998                                         0          n/a          0.00           0

  Common shares, $1.175 par value, 20,000,000
   shares authorized, 4,994,984 shares issued
   and outstanding as of  September 30, 1998
   and 4,994,484 as of December 31, 1997                5,870        5,869          0.02           1
  Additional paid in capital                           15,551       15,548          0.02           3
  Accumulated other comprehensive income, net             476          140        240.00         336
  Retained earnings                                     5,754        4,522         27.24       1,232
                                                    ---------    ---------     ---------    --------
    Total shareholders' equity                         27,651       26,079          6.03       1,572
                                                    ---------    ---------     ---------    --------
Total liabilities and shareholders' equity            436,732      353,901         23.41      82,831
                                                    =========    =========     =========    ========


The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                  Three Month's Ended September 30,     %             $
                                                         1998           1997          Change        Change
                                                      -----------    -----------    ----------   -----------
Interest income
  Interest and fees on loans                               6,851           5,206         31.60          1,645
  Interest on mortgage backed securities, taxable             86             194        (55.67)          (108)
  Interest on investment securities, taxable               1,260             765         64.71            495
  Interest on investment securities, nontaxable               30              17         76.47             13
  Other interest income                                       14             114        (87.72)          (100)
                                                        --------        --------     ---------      ---------
    Total interest income                                  8,241           6,296         30.89          1,945

Interest expense
  Deposits                                                 3,335           3,094          7.79            241
  Securities sold under agreements to repurchase             332             177         87.57            155
  Federal funds purchased and FHLB advances                  531              81        555.56            450
  Trust preferred securities                                 331               0        100.00            331
  Other borrowed money                                        (2)              0       (100.00)            (2)
                                                        --------        --------     ---------      ---------
    Total interest expense                                 4,527           3,352         35.05          1,175

Net interest income                                        3,714           2,944         26.15            770
Provision for loan losses                                    154             160         (3.75)            (6)
                                                        --------        --------     ---------      ---------
Net interest income after loan loss                        3,560           2,784         27.87            776

Noninterest income
  Service charges & fees                                     476             562        (15.30)           (86)
  Gain on sale of mortgage loans                             341              60        468.33            281
  Gain on sale of securities                                  58              66        (12.12)            (8)
  Gain on sale of servicing                                   15              75        (80.00)           (60)
  Broker loan fees                                            27             108        (75.00)           (81)
  Originated mortgage servicing rights                       169              55        207.27            114
  Merchant fees                                              172             105         63.81             67
  Other income                                               219             120         82.50             99
                                                        --------        --------     ---------      ---------
    Total noninterest income                               1,477           1,151         28.32            326

Noninterest expense
  Salaries & employee benefits                             1,863           1,331         39.97            532
  Net occupancy expense                                      232             172         34.88             60
  Furniture and equipment expenses                           274             261          4.98             13
  Data processing fees                                       220             158         39.24             62
  Legal fees                                                 114              70         62.86             44
  Other expense                                            1,357           1,000         35.70            357
                                                        --------        --------     ---------      ---------
    Total noninterest expense                              4,060           2,992         35.70          1,068

Income before income taxes                                   977             943          3.61             34
Provision for income taxes                                   342             401        (14.71)           (59)
                                                        --------        --------     ---------      ---------
Net income                                                   635             542         17.16             93
                                                        ========        ========     =========      =========
Earnings per share (actual $'s)
   Basic                                                    0.13            0.11
   Diluted                                                  0.13            0.11

Average number of shares outstanding
   Basic                                               4,994,984       4,994,484
   Diluted                                             5,015,921       5,017,965


The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                   Nine Months ended September 30,      %             $
                                                         1998           1997          Change        Change
                                                      -----------    -----------    ----------   -----------
Interest income
  Interest and fees on loans                              19,136          14,567         31.37         4,569
  Interest on mortgage backed securities, taxable            208             604        (65.56)         (396)
  Interest on investment securities, taxable               3,202           2,301         39.16           901
  Interest on investment securities, nontaxable               78              50         56.00            28
  Other interest income                                      200             327        (38.84)         (127)
                                                       ---------       ---------      --------       -------
    Total interest income                                 22,824          17,849         27.87         4,975

Interest expense
  Deposits                                                 9,823           8,613         14.05         1,210
  Securities sold under agreements to repurchase             880             438        100.91           442
  Federal funds purchased and FHLB advances                  726             278        161.15           448
  Trust preferred securities                                 331               0        100.00           331
  Other borrowed money                                        25               0        100.00            25
                                                       ---------       ---------      --------       -------
    Total interest expense                                11,785           9,329         26.33         2,456

Net interest income                                       11,039           8,520         29.57         2,519
Provision for loan losses                                    429             686        (37.46)         (257)
                                                       ---------       ---------      --------       -------
Net interest income after loan loss                       10,610           7,834         35.44         2,776

Noninterest income
  Service charges & fees                                   1,352           1,300          4.00            52
  Gain on sale of loans                                      448              90        397.78           358
  Gain on sale of securities                                 186              70        165.71           116
  Gain on sale of servicing                                   87             346        (74.86)         (259)
  Broker loan fees                                           115             242        (52.48)         (127)
  Originated mortgage servicing rights                       501              92        444.57           409
  Merchant fees                                              564             362         55.80           202
  Other income                                               500             388         28.87           112
                                                       ---------       ---------      --------       -------
    Total noninterest income                               3,753           2,890         29.86           863

Noninterest expense
  Salaries & employee benefits                             5,131           3,785         35.56         1,346
  Net occupancy expense                                      650             480         35.42           170
  Furniture and equipment expenses                           726             706          2.83            20
  Data processing fees                                       707             438         61.42           269
  Legal fees                                                 604             168        259.52           436
  Litigation settlement                                      525               0        100.00           525
  Other expense                                            4,124           2,805         47.02         1,319
                                                       ---------       ---------      --------       -------
    Total noninterest expense                             12,467           8,382         48.74         4,085

Income before income taxes                                 1,896           2,342        (19.04)         (446)
Provision for income taxes                                   664             902        (26.39)         (238)
                                                       ---------       ---------      ---------      -------
Net income                                                 1,232           1,440        (14.44)         (208)
                                                      ==========       =========      =========      =======
Earnings per share (actual $'s)
Basic                                                       0.25            0.29
Diluted                                                     0.25            0.29

Average number of shares outstanding
Basic                                                  4,994,691       4,986,422
Diluted                                                5,022,425       5,005,987


The accompanying notes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statement of Cashflows
(unaudited, $ in thousands)

                                                    Nine Months ended September 30,
                                                          1998           1997
                                                       ----------     ---------
Cash flows from operating activities:
 Net income                                                 1,232         1,440
                                                         --------      --------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                   429           686
  Net gain on sale of investment securities                  (170)          (73)
  Net gain on sale of loans                                  (448)          (87)
  Net gain on sale of mortgage servicing rights               (87)         (396)
  Net gain on originated mortgage servicing rights           (501)          (92)
  Net (gain)/loss on sale of foreclosed real estate             0             7
  Deferred income taxes                                         0            73
  Depreciation                                                689           550
  Proceeds from sales of loans held for sale               52,191        28,823
  Net amortization of premiums and accretion of
   discounts on investment securities                           3            13
  Increase in other liabilities                             1,049           416
  (Increase) decrease in other assets                      (2,413)          147
                                                         --------      --------
 Total adjustments                                         50,742        30,067
                                                         --------      --------
Net cash provided by operating activities                  51,974        31,507
                                                         --------      --------
Cash flows from investing activities:
 Loan originations, net of repayments                    (116,287)      (70,169)
 Purchases of bank premises and equipment                  (3,983)       (1,881)
 Proceeds from sales and maturities of available for
  sale investment securities                               54,201        16,916
 Purchases of available for sale investment
  securities, net of repayments                           (66,405)      (32,545)
 Recoveries on loans charged off                               83            58
                                                        ---------      --------
Net cash used in investing activities                    (132,391)      (87,621)
                                                        ---------      --------
Cash flows from financing activities:
 Net increase in demand deposits, NOW
  and savings accounts                                     25,644        29,020
 Net increase (decrease) in time deposits                  (1,533)       21,623
 Net increase in securities sold under agreements to
  repurchase                                               12,850         7,571
 Proceeds from issuance of trust preferred securities      16,249             0
 Net proceeds from advances (repayments)from the
  FHLB and Federal Funds purchased                         27,000        (1,300)
 Proceeds from sale of stock                                    0           425
                                                        ---------     ---------
Net cash provided by financing activities                  80,210        57,339
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents         (207)        1,225
Cash and cash equivalents at beginning of period           18,396        22,976

Cash and cash equivalents at end of period                 18,189        24,201
                                                       ==========     =========
Supplemental disclosures:
 Interest paid                                             11,422         9,304
                                                       ==========     =========
 Income taxes paid                                            915           944
                                                       ==========     =========

The accompanying notes are an integral part of these financial statements.

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




Note 1.    Holding Company and Subsidiaries Background Information

American Bancshares, Inc. (Company), is a one bank holding company, operated under the laws of the state of Florida. Its wholly owned banking subsidiary is American Bank (Bank), a state chartered bank. The Holding Company, a Florida corporation organized June 30, 1995, is a registered holding company under the Bank Holding Company Act of 1956, as amended, and on December 1, 1995 became the bank holding company for the Bank. The Bank was incorporated on December 6, 1988 and opened for business on May 8, 1989. The Bank is a general commercial bank with all the rights, powers, privileges granted and conferred by the Florida Banking Code. Although the Holding Company was not formed until June 30,1995 and did not acquire the Bank until December 1, 1995, the financial statements have been presented as if the Company had been in existence since the Bank was formed in 1988 and as if the Bank was it's wholly owned subsidiary since that time.

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

Note 2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1997 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Merger - On March 23,1998, the Company completed its merger with Murdock Florida Bank (Murdock). In connection with the merger the Company issued 924,026 shares of its common stock in exchange for all of the outstanding Murdock shares. The transaction was accounted for as a pooling of interests. Accordingly the Consolidated Balance Sheet, Income Statement and Statement of Cash Flow include the results of Murdock on a historical basis.

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 3.           Investments

The Company's investments and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards No. 115. Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At September 30, 1998, an unrealized gain, net of tax, of $476,000 was reflected as an increase of shareholders' equity.

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

                                                             Nine Months            Three Months
                                                          ended September 30,    ended September 30,
                                                           1998        1997        1998        1997
                                                        ---------   ---------   ---------   ---------
Weighted average common shares outstanding............  4,994,691   4,986,422   4,994,984   4,994,484
Weighted average common shares equivalents............     27,734      19,565      20,937      23,481
                                                        ---------   ---------   ---------   ---------
Shares used in diluted earnings per share
  calculation.........................................  5,022,245   5,005,987   5,015,921   5,017,965
                                                        =========   =========   =========   =========

Note 5.           Capital

On July 7,1998, ABI Capital Trust ("ABICT"), a Delaware Business trust created by the Company on May 21, 1998, issued $15,000,000 in the aggregate liquidation amount of its 8.50% preferred securities, liquidation amount $10 per preferred security ("Capital Securities") in a registered public offering. On August 6, 1998, the underwriter exercised its over-allotment option, in part, and an additional $1,249,420 in aggregate liquidation amount of Capital Securities were issued. On these respective dates, the Company purchased $463,920 and $38,650 in aggregate liquidation amount of the common securities of ABICT ("Common Securities").

 The Common Securities are wholly owned by the Company, and such securities are the only class of ABICT's securities possessing general voting powers. The Capital Securities represent preferred undivided beneficial interests in the assets of ABICT, and are classified on the Company's balance sheet as "Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures", with distributions on such securities included in interest expense. Under the Federal Reserve Board's current risk-based capital guidelines, the Capital Securities are includable in the Company's capital.

 The proceeds from the issuance of the Capital Securities and Common Securities were used by ABICT to purchase $16,249,000 aggregate liquidation amount of 8.50% junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") issued by the Company. The Junior Subordinated Debentures represent the sole assets of ABICT and payments under the Junior Subordinated Debentures are the sole source of cash flow for ABICT. The Junior Subordinated Debentures accrue and pay cash distributions quarterly in arrears at the rate of 8.50% per annum of the stated liquidated amount of $10 per Junior Subordinated Debenture, and are scheduled to mature on July 7, 2028.

 Holders of the Capital Securities receive preferential cumulative cash distributions quarterly on each distribution date at the stated distribution rate unless the Company exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to 20 quarterly interest periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, the Company may not pay dividends or distributions on, or repurchase, redeem or acquire any shares if its capital stock. In connection with issuance of Capital Securities the

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 5.           Capital (continued)

Company issued a guarantee with respect to certain payments to be made by ABICT under the terms thereof. The agreements governing the Capital Securities (including such guarantee), in the aggregate, provide a full. Irrevocable and unconditional guarantee by the Company of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations of the Company under such guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of the Company.

 The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more events ("Events") set forth in the indenture relating to the Capital Securities and in whole or in part at any time after the stated optional redemption dates (June 30, 2003) contemporaneously with the Company's optional redemption of the related Junior Subordinated
Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their maturity dates at the Company's option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval. The redemption price of the Capital Securities upon their early redemption will be 100% of the liquidated amount plus accumulated but unpaid distributions.

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

Comprehensive Earnings (unaudited, actual $)

                                             Nine months ended September 30,
                                                1998                1997
                                                ----                ----
Net income (loss)                             1,232,031          1,440,376
Other comprehensive earnings (losses):                0                  0
Unrealized gains (losses) on securities         336,109            217,527
                                              ---------          ---------
Comprehensive income                          1,568,140          1,657,903

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

Note 7.           Impact of Recently Issued Accounting Standards (continued)

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

On October 12, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 134 Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (FAS 134) an amendment of FASB Statement No. 65. This Statement shall be effective for the first fiscal quarter beginning after December 15, 1998. This Statement further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Management is currently assessing the future period impact of FAS 134 on the Company's consolidated balance sheet, statements of income, shareholders' equity, and cash flows.

Note 8.           Litigation

 On March 27,1997, James J. Bazata, a former employee of the Bank, filed a claim in the United States District Court, Tampa Division, alleging that such employee was discriminated against. It is alleged that this conduct violated his rights under the Americans with Disabilities Act of 1990. The company believes that the Bank acted appropriately and that this action was without merit. Pursuant to negotiations with Mr. Bazata, the Company agreed to settle this lawsuit on July 1,1998, exhibit 10.3 of the Company's form 10-Q dated August 10,1998 is incorporated herein by reference, by entering into a consulting agreement, exhibit 10.2 of the Company's form 10-Q dated August 10,1998 is incorporated herein by reference, with Mr. Bazata's corporation for services through December 31, 2000, and has further agreed to pay Mr. Bazata's legal fees and costs incurred in connection with the lawsuit. The total payments due through the end of 2000 under the consulting agreement, and Mr. Bazata's legal fees and costs, aggregate $525,000. The Company expensed the entire settlement in the period ending June 30,1998, accruing all amounts due pursuant to the consulting agreement, legal fees and costs.

PART 1

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

American Bancshares, Inc. and Subsidiaries

General

 This discussion contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, results of operations, plans for future business development activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the business of the Company. Where used in this filing, the words "anticipate", "believe", "estimate", "expect", "intend", and similar words and expressions, as they relate to the Company, or the management of the Company, identify forward-looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections about the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements as a result of various factors. Potential risks and uncertainties include, but are not limited to: (i) competitive pressure in the banking and financial services industries increasing significantly; (ii) changes in the interest rate environment which reduce margins; (iii) changes in political conditions or changes occurring in the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; (v) changes occurring in business conditions and inflation; (vi) acquisitions and integration of acquired businesses or assets; (vii) changes in technology; (viii) changes in monetary and tax policies; (ix) changes occurring in the securities markets; (x) year 2000 related issues and (xi) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission.

Liquidity and Capital Resources

Total assets of the Company increased by 23.41% to $436,732,000 as of September 30, 1998, from $353,901,000 as of December 31, 1997 and 31.1% from $333,076,000 as of September 30, 1997. The increase in assets from December 31, 1997, was primarily the result of increases in Cash and Due From Banks of $8,121,000 to $17,670,000, increases in Net Loans of $64,036,000 to $317,028,000 and premises and equipment of $3,294,000 to $12,455,000. The increases in assets were funded through increases in deposits of $24,111,000 to $326,857,000, increases in Securities Sold Under Agreements to Repurchase of $12,850,000 to $30,378,000 and increases in borrowings of $27,000,000 to $32,500,000.

As of September 30, 1998, the Bank's Tier 1 leverage ratio was 8.50%, Tier 1 to risk weighted assets was 12.12% and total risk based capital was 12.88%, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at September 30, 1998 of 48.10%. The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). FHLB has approved a line of credit totaling $50,000,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of September 30, 1998, advances totaling $32,500,000 were outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of September 30, 1998, the Bank had no federal funds purchased. During April 1998, the new administrative office building was completed and is now occupied. The cost of construction was approximately $2.5 million. In June, 1998 the administrative offices were sold to the Bank, at cost, to allow the Company to better leverage its capital position.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

In July and August, 1998 the Bank also drew down $26 million of it FHLB line of credit at an interest rate ranging from 5.04% - 5.09%. The average interest rate on the subordinate debentures and the FHLB advances was 6.64%. The Bank has invested these funds primarily in FNMA and FHLMC securities, with an average yield of 6.65.

On July 15,1998 the Bank acquired a former SouthTrust Bank, N.A. branch located at 1201 Beneva Rd. South, Sarasota, Florida 34236. The purchase price was
$725,000. No deposits or loans were acquired in the transaction. State and Federal regulatory approval has been received to operate this location as a branch of the Bank. The Bank expects to commence operation of this facility in the fourth quarter of 1998.

The Bank has negotiated a lease for a branch location at 6311 Atrium Drive, Suite 101 Bradenton, Florida 34202 (in the Lakewood Ranch Subdivision). State and Federal regulatory approval has been received to operate this location as a branch of the Bank. The Bank expects to commence operation of this facility in the first quarter of 1999.

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

Results of Operations

The Company's net income for the quarter ended September 30,1998 was $635,000 or $.13 per share, compared to net income of $542,000 or $.11 per share for the same period for 1997. Net interest income increased $770,000 to $3,714,000 for the quarter ended September 30,1998, over the same quarter in 1997, as a result of the increase in interest earning assets. Non-interest income increased from $1,151,000 for the quarter ended September 30, 1997 to $1,477,000 for the same period in 1998. The increase in non-interest income is primarily attributable to increases in gain on the sale of mortgage loans of $281,000; an increase in originated mortgage servicing rights ("OMSR's") of $114,000, an increase of $99,000 in other income and an increase in credit card merchant services fee income of $67,000 and partially offset by decreases in service charges on deposits and fees of $86,000; a decrease in broker loan fees of $81,000; a decrease in gain on sale of servicing of $60,000 and a decrease of $8,000 in gain on sale of securities.

Total general and administrative expense for the quarter ended September 30, 1998, increased $1,068,000 over the same period of 1997. This increase resulted primarily from increases in other operating expenses related to the growth in the Company's assets, the number of Bank branches, and the start up of the Finance Company. Specifically, salary expense increased by $532,000, data processing increased by $62,000. Other expenses increased by $357,000 due to increased telephone expenses of $51,000; increased interchange fees of $48,000; increased item processing fees of $30,000; and various other items partially attributable continued asset growth and the start up costs of the Finance Company. In an effort to curtail certain costs related to item processing the Bank will begin its own item processing operation in the first quarter of 1999. Management believes cost savings will begin to be realized in the second quarter of 1999. Management anticipates, beginning in April 1999, cost savings, both direct and indirect, attributable to this change will approximate $10,000 per month, however there can be no assurance that these results will be achieved.

For the three months ended September 30,1998, net interest income increased $770,000 to $3,714,000, compared to $2,944,000 for the same period in 1997, as a result of the 23% asset growth. Loan loss expense decreased from $160,000 for the three month period ended September 30, 1997 to $154,000 for the same period in 1998. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses. During the third quarter of 1998, the bank identified a commercial loan relationship that was experiencing problems meeting its debt service requirements. The customer has since filed for bankrupcy protection. Total loans outstanding to this customer were approximately $1,000,000. Management believes that its current exposure is approximately $550,000. This exposure was considered in evaluating the sufficiency of the Bank's allowance for loan losses. However, the bank intends to pursue all legal remedies to minimize any potential loss.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

For the nine months ended September 30, 1998, net income was $1,232,000 or $.25 per share, compared to net income of $1,440,000 or $.29 per share for the same period for 1997. Earnings per share were affected by the Bazata litigation settlement of $525,000 and associated legal fees of $235,000, costs associated with the acquisition of Murdock Florida Bank of $541,000 and costs associated with the opening of the Ruskin branch of $67,000 net of the associated income tax benefit of $479,000. Net interest income increased $2,519,000 to $11,039,000 compared to $8,520,000 for the same period in 1997 as a result of the 23% asset growth. The provision for loan loss expense decreased from $686,000 for the nine month period ended September 30, 1997 to $429,000 for the same period in 1998.

Noninterest income increased to $3.8 million for the nine months ended September 30,1998 from $2.9 million for the same period for 1997. Significant items include gain on originated mortgage servicing rights of $409,000; gain on sale of mortgage loans of $358,000 and merchant fees of $202,000.

Noninterest expenses increased $4.1 million to $12.5 million for the nine months ended September 30,1998 from $8.4 million for the same period for 1997. Salaries and employee benefits increased $1.3 million to $5.1 million from $3.8 million due to increased staff size. Additionally, the Bazata litigation settlement of $525,000 and associated legal fees of $235,000, costs associated with the acquisition of Murdock Florida Bank of $541,000 and costs associated with the opening of the Ruskin branch of $67,000 contributed to the increased non-interest expenses. Other significant expense increases were incidental to the growth of the Bank.


PART 1.

ITEM 3.  Management's Discussion and Analysis of Year 2000 Issues

The Company, via its subsidiaries, utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Bank's third-party data processing vendor and purchased software that is run on in-house computer networks. In 1997, the Bank formed a year 2000 ("Y2K") Steering Committee, consisting of the Bank's senior management as well as employees from all affected areas to address the Year 2000 Project. The Bank then began the task of identifying the many software applications and hardware devices expected to be impacted by this issue. To date, those vendor's contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. If this is not the case, our contingency plans call for new hardware or software to be implemented by certain crucial dates.

Non-compliant vendors have been and continue to be contacted for project progress reports. Communications with compliant vendors to develop testing plans is also ongoing. The Bank's Year 2000 Test Plan has been completed and submitted to the FDIC as of September 15, 1998. We expect to be Year 2000 compliant by December 31, 1998 with a final drop-dead date for compliance set at June 30, 1999.

The Bank's Board of Director's is updated on Year 2000 progress on a monthly basis. The Bank has budgeted a total of $181,000 to the Y2K Compliance Project, however, the costs associated with the compliance efforts are not expected to have a significant impact on the Bank or the Company's ongoing results of operations.


PART 1.

ITEM 4.  Quantitative and Qualitative Disclosure About Market Risk

         Not applicable.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

 On March 27,1997, James J. Bazata, a former employee of the Bank, filed a claim in the United States District Court, Tampa Division, alleging that such employee was discriminated against. It is alleged that this conduct violated his rights under the Americans with Disabilities Act of 1990. The company believes that the Bank acted appropriately and that this action was without merit. Pursuant to negotiations with Mr. Bazata, the Company agreed to settle this lawsuit on July 1,1998, exhibit 10.3 of the Company's form 10-Q dated August 10,1998 is incorporated herein by reference, by entering into a consulting agreement, exhibit 10.2 of the Company's form 10-Q dated August 10,1998 is incorporated herein by reference, with Mr. Bazata's corporation for services through December 31, 2000, and has further agreed to pay Mr. Bazata's legal fees and costs incurred in connection with the lawsuit. The total payments due through the end of 2000 under the consulting agreement, and Mr. Bazata's legal fees and costs, aggregate $525,000. The Company expensed the entire settlement in the period ending June 30,1998, accruing all amounts due pursuant to the consulting agreement, legal fees and costs.

Item 2.   Changes in Securities

ABI Capital Trust ("ABICT"), a Delaware statutory trust, was created on May 21,1998. On June 4,1998 the Company filed a registration statement on Form S-1 (file nos. 333-56095 and 333-56095-01) to register Preferred Securities to be offered and sold by ABICT as well as the Junior Subordinated Debenture and guarantee of the Company underlying such Preferred Securities. The registration statement was amended on June 19,1998 by filing Amendment No. 1 to the Form S-1. The S-1 and Amendment No. 1 are incorporated herein by reference. The registration statement was declared effective on June 30,1998. The Preferred Securities were sold pursuant to a firm commitment underwritten offer managed by Advest, Inc. Approximately $15 million in aggregate principal amount of the Preferred Securities were sold to Advest, Inc. on July 7,1998, and upon partial exercise of the over-allotment option, an additional $1,249,620 in principal amount were sold to Advest, Inc. on August 6, 1998. As of the filing date the ABICT has issued approximately $16.25 million of 8.5% Trust Securities. The Company has incurred approximately $971,000 in costs associated with the formation of the ABICT and issue of the securities. These costs are being amortized over the contractual life of the securities. The proceeds received from the sale of the Preferred Securities were invested in the purchase of the Company's Junior Subordinated Debentures. The net proceeds received by the Company was approximately $15.8 million, $8.0 million of such proceeds were invested in the Bank, $3.0 million was used to repay existing debt and the remainder is being held for future use for general corporate purposes.

On July 21,1998 the Board of Directors of the Company voted to issue 47,400 stock options pursuant to the "American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996." Of these stock options 5,000 were issued to Gerald L. Anthony, President and CEO, 20,000 stock options were issued to senior officers. The remaining 22,400 stock options were issued to other Bank staff members.

On July 21,1998 the Board of Directors of the Company voted to issue 74,998 stock options pursuant to the "American Bancshares, Inc. Directors' Non-qualified Stock Option Plan of 1997."

Item 3.   Defaults Upon Senior Securities

          Not applicable this filing.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable this filing.

Item 5.           Other Information

 The Company recently has organized a wholly-owned Florida subsidiary corporation, Freedom Finance Corporation, (referred to herein as the Finance Company), pursuant to which it has begun to engage in full service consumer financing. The Finance Company commenced preliminary operations at the end of March 1998. In order to provide the Finance Company with the funds necessary to commence operations, the Company made a small capital contribution and the Bank extended a $2.4 million loan to the Finance Company in April 1998. This loan was made on substantially the same terms and conditions, including interest rates and collateral on loans, as those prevailing for comparable transactions with unrelated third parties. It is anticipated that the Finance Company will offer consumer-driven products and services ranging from mortgages to automobile loans, home equity loans and education financing. The Finance Company will have the ability to extend financing to individuals and entities which may not be able to satisfy the Bank's underwriting requirements or loan standards. However, the Finance Company is expected to provide such loans on a selective basis to customers that the Finance Company believes are quality credits. Such customers will likely consist of individuals or entities which have another banking or credit relationship with the Company or the Bank.

PART II - OTHER INFORMATION


Item 6.        Exhibits and Report on Form 8-K

(a)   Exhibits:

    none this period

(b)   Reports on Form 8-K

    none this period

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




                                            /s/      Gerald L. Anthony
                                            -----------------------------------
                                            Gerald L. Anthony, President and
                                            Chief Executive Officer


                                            Date: November 13, 1998
                                                 -------------------


                                            /s/      Brian M. Watterson
                                            -----------------------------------
                                            Brian M. Watterson
                                            Senior Vice President and
                                            Chief Financial Officer


                                            Date: November 13, 1998
                                                 -------------------