Form 10-K405
period 1998-12-31
AMERICAN BANCSHARES INC \FL\
filed 1999-03-31
CIK 1004528

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                         COMMISSION FILE NUMBER 0-27474

                            AMERICAN BANCSHARES, INC.
             (Exact name of Registrant as Specified in its Charter)

                     FLORIDA                               65-0624640
         (State or Other Jurisdiction of                  (IRS Employer
         Incorporation or Organization)               (Identification No.)

              4702 CORTEZ ROAD WEST                        34210-2801
               BRADENTON, FLORIDA                          (Zip Code)
    (Address of Principal Executive Offices)

                                 (941) 795-3050
              (Registrant's Telephone Number, Including Area Code)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED

       None                                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                    Common Shares, par value $1.175 per share

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the Common Shares of the registrant held by non-affiliates as of February 26, 1999, was approximately $50,914,413, as computed by reference to the closing price of the Common Shares as quoted on the Nasdaq National Market System on such date. As of February 26, 1999, there were 5,028,584 issued and outstanding Common Shares of the issuer.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of American Bancshares, Inc. for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's 1998 fiscal year are incorporated by reference into Part III of this Form 10-K.

================================================================================

                            AMERICAN BANCSHARES, INC.

                                    FORM 10-K

                       Fiscal Year Ended December 31, 1998


 ITEM NUMBER IN
    FORM 10-K                                                                                                PAGE
----------------                                                                                             ----
                                                             PART I

       1.         Business......................................................................................1

       2.         Properties...................................................................................19

       3.         Legal Proceedings............................................................................20

       4.         Submission of Matters to a Vote of Security Holders..........................................20

       4A.        Executive Officers of the Registrant.........................................................21

                                                            PART II

       5.         Market for Registrant's Common Equity and Related Stockholder Matters........................23

       6.         Selected Financial Data......................................................................25

       7.         Management's Discussion and Analysis of Financial Condition and Results of Operations........26

       7A.        Quantitative and Qualitative Disclosure About Market Risk....................................46

       8.         Financial Statements and Supplementary Data..................................................46

       9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........46

                                                            PART III

       10.        Directors and Executive Officers of the Registrant...........................................46

       11.        Executive Compensation.......................................................................46

       12.        Security Ownership of Certain Beneficial Owners and Management...............................47

       13.        Certain Relationships and Related Transactions...............................................47

                                                            PART IV

       14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................47

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE "ITEM 1. BUSINESS-FORWARD LOOKING STATEMENTS."

                                     PART I

ITEM 1.  BUSINESS


GENERAL

         American Bancshares, Inc. (the "Company"), a Florida corporation organized on June 30, 1995, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and, on December 1, 1995, became the bank holding company for American Bank (the "Bank"). The Bank is the largest independent bank in Manatee County, Florida, based on 1998 year-end asset size. The Bank, whose capital stock is wholly-owned by the Company, is the Company's primary subsidiary and principal asset. Through its ownership of the Bank, the Company is engaged in a general commercial banking business and its primary source of earnings is derived from income generated by the Bank. In 1998, the Company commenced the operations of Freedom Finance Company, a wholly-owed Florida subsidiary which engages in full service consumer financing operation. As of December 31, 1998, the Company, on a consolidated basis, had total assets of approximately $455,164,000, net portfolio loans of approximately $248,808,000, total deposits of approximately $344,845,000, and shareholders' equity of approximately $27,427,000. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

         The Bank, which commenced operations in 1989, is a Florida state-chartered commercial bank and is not a member of the Federal Reserve System. The Bank is a general commercial bank which provides a variety of corporate and personal banking services to consumers and small to mid-sized businesses in its primary market areas from nine banking offices located on the west coast of central Florida. In 1998, the Company expanded the geographic base of its operations from Manatee County to include Charlotte, Sarasota, and Hillsborough counties through its acquisition of Murdock Florida Bank ("Murdock"), a Charlotte county based institution, and the opening of full service branches in Ruskin, Florida, a Hillsborough county branch ("Ruskin Branch"), and Beneva Road South, a Sarasota county branch ("Beneva Branch").

         The business of the Bank consists of attracting deposits from the general public in areas served by its banking offices and using those deposits, together with funds derived from other sources, to originate a variety of commercial, consumer, and residential real estate loans. In addition, the Bank offers customized accounts receivable financing and billing services, and credit card merchant services. The Bank presently does not provide fiduciary, trust, or appraisal services. The Bank, however, has existing arrangements with Advest, Inc. whereby the Bank's customers may obtain trust services. The Bank also offers computer-based home banking services.

         The Bank maintains a mortgage banking department which generates, closes, and services single family residential home mortgages. Its primary function is to originate fixed and adjustable rate construction-to-permanent residential real estate mortgage loans which fit the needs of borrowers for the purchase and construction of homes. These loans are originated, approved, and serviced from the Bank's mortgage banking department offices located in Bradenton, Florida. Since the establishment of the mortgage banking department in 1994, the Bank has substantially expanded its mortgage banking operations by emphasizing the origination of construction-to-permanent residential real estate mortgage loans for sale in the secondary mortgage market while retaining or packaging for sale the fee generating mortgage servicing rights associated with such loans. A majority of the mortgage loans made by the Bank since 1994 have been sold in the secondary market to the Federal National Mortgage Association ("FNMA") and other institutional investors. Consideration may be given to making such sales to other governmental agencies in the future.

         During the fiscal year ended December 31, 1998, the mortgage banking department originated approximately $128,211,000 in mortgage loans and sold in the secondary market approximately $67,614,000 of such loans, including those held in inventory from the previous year.

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

MARKET AREA

         The Company's primary market areas now consists of the counties on the west coast of central Florida. Six of the nine banking offices of the Bank currently are located in Manatee County. Its three other branches are the Murdock Branch located in Charlotte County, the Ruskin Branch located in Hillsborough County, and the Beneva Branch located in Sarasota County. These market areas have all experienced substantial growth during recent decades. This population growth has resulted in continued construction of residential housing and related commercial support facilities. While changing conditions involving the infrastructural requirements of various geographic locations around the country have limited economic growth and population expansion, management believes that the Bank's primary market areas have continued to grow because of the ability of Florida, and these areas in particular, to attract new residents to its favorable year round climate and its relatively stable economic environment. Although the major economic bases in the primary market areas are service, retail, and manufacturing, there also has been a growth of tourism. The Company believes that it is situated to take advantage of the expected economic and demographic growth in the Bank's primary market areas.

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

MARKET FOR SERVICES

         Management believes that the Bank's principal markets are: (i) the established and expanding commercial and small-to-medium sized businesses within its primary market areas; (ii) the real estate mortgage market within the primary market areas for retail lending and throughout Florida for wholesale lending; and (iii) the growing consumer loan market.

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

LENDING ACTIVITIES

         GENERAL. The primary source of income generated by the Bank is from the interest earned from both the loan and investment portfolios. The Bank maintains diversification when considering investments and the granting of loan requests.

         Lending activities include commercial and consumer loans, and loans for residential purposes. Commercial loans are originated for commercial construction, acquisition, remodeling, and general business purposes. In this regard, the Bank, among other things, also originates loans to small businesses in association with the Small Business Administration. In addition, the Bank offers customized accounts receivable financing and billing services that enable customers to convert their receivables into cash on a daily basis and eliminate the expense of billing. Consumer loans include those for the purchase of automobiles, boats, home improvements and personal investments. The Bank also offers credit card merchant services which are competitive with credit card agencies, but provide the merchant with the local attention of the Bank's representatives. Residential loans include the origination of conventional mortgages and residential acquisition, development, and construction loans for the purchase or construction of single-family homes.

         The Bank primarily enters into lending arrangements for its portfolio loans with individuals who are familiar to the Bank and are residents of the Bank's primary market areas. Emphasis is placed on the borrower's ability to generate cash flow to supports its debt obligations and other cash related expenses. The Bank aggressively pursues quality indirect lending through local automobile dealerships, small to medium sized commercial business loans, and direct residential loans. Also, through its mortgage banking department, the Bank has focused efforts on residential loan originations that can be sold in the secondary market while it retains or packages for sale the servicing rights. The mortgage banking department of the Bank maintains relationships with correspondent lenders throughout the State of Florida, ensuring continued lending efforts without a concentration in any one area. Management believes this to be a prudent practice in the mortgage banking area as it minimizes risks associated with potential localized economic downturns. The mortgage banking department originates primary construction-to-permanent financing loans, which are considered to have less risk of nonpayment than construction only financings.

         At December 31, 1998, the Bank's total loans included portfolio loans of approximately $250,303,000, representing approximately 55% of its total assets. As of such date, the loan portfolio consisted of 64% commercial and financial loans, 12% real estate mortgage loans, and 24% installment loans. In addition, at December 31, 1998, approximately $88 million of residential real estate mortgage loans were being held for sale.

         COMMERCIAL LENDING. The Bank offers a variety of commercial loan services including term loans, lines of credit, and equipment receivables financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

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

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of their business and generally are collateralized by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans, which may depreciate over time, occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

         RESIDENTIAL LENDING. A large portion of the Bank's lending activities consist of the origination of single-family residential mortgage loans collateralized by owner-occupied property located in the Bank's primary service areas. The Bank also offers adjustable rate mortgages ("ARMs") and either retains these ARMs in its portfolio or sells them in the secondary market. The ability to retain the ARMs in the Bank's portfolio allows the Bank the opportunity to originate loans to borrowers who may not meet the underwriting criteria of strict secondary market standards (but are still quality credits).

         The Bank offers one-year ARMs with rate adjustments tied to the weekly average rate of U.S. Treasury securities adjusted to a constant one-year maturity with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted yearly with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. The Bank also originates 15-year and 30-year fixed-rate mortgage loans on single-family residential real estate. The Bank generally charges a higher interest rate if the property is not owner-occupied. Fixed-rate mortgage loans are generally underwritten according to FNMA or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines so that the loans qualify for sale in the secondary market to FNMA or FHLMC. It has been the Bank's experience that the proportion of fixed-rate and adjustable-rate loan origination's depend in large part on the level of interest rates. As interest rates fall, there is generally a reduced demand for ARMs and, as interest rates rise, there is generally an increased demand for ARMs.

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

         CONSUMER LOANS. Consumer loans made by the Bank have included automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower may be made uncollateralized. Consumer loans are made at fixed and variable interest rates and may be made based on up to a 10 year amortization schedule.

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

         CONSTRUCTION LOANS. The Bank originates residential construction contractor loans to finance the construction of single-family dwellings. Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The Bank's construction loans to individuals typically range in size from $100,000 to $200,000. Construction loans also are made to contractors to erect single-family dwellings for resale. At December 31, 1998, approximately 4.0% of the Bank's construction loans have been made to contractors. Construction loans are generally offered on the same basis as other residential real estate loans, except that a larger percentage down payment is typically required.

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

LOAN SOLICITATION AND PROCESSING

         Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of the Bank, as of December 31, 1998, was $9,383,750 for collateralized loans and $5,630,250 for uncollateralized loans.

         The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess with the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower's completed loan application, the Bank then obtains reports with respect to the borrower's credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser). The loan information supplied by the borrower is independently verified. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, all uncollateralized loans of $100,000 or more and all collateralized loans of $500,000 or more require preapproval by the Bank's loan committee, which is currently comprised of seven directors of the Bank and meets on such basis as is deemed necessary to promptly service loan demand. The loan committee has the authority to approve loans up to the legal lending limits of the Bank.

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

MORTGAGE BANKING AND RESIDENTIAL LENDING OPERATIONS

         The Company provides mortgage banking services through the mortgage banking department and residential lending services from the retail residential lending department. The retail residential lending department was formed in connection with the acquisition of DesChamps & Gregory Mortgage Company, Inc. ("DesChamps") in 1997. Both the mortgage banking department and the retail residential lending departments were established for the purpose of increasing the Bank's residential loan portfolio and resulting interest income, and to increase non-interest income through sales of loans in the secondary market and the retention or sale of the fee generating mortgage servicing rights. The Bank also established the mortgage banking department in an effort to pursue the strong residential mortgage loan demand that management believes exists outside of its primary market areas in Florida and established the retail residential lending department to pursue the residential mortgage loan demand that the Bank believes exists in its primary market areas.

         The mortgage banking department's lending efforts are widely disbursed throughout Florida and are not reliant on a specific region. Management considers this to be a prudent business practice by reducing risks inherent in localized economic down turns or adverse weather conditions. Such loans are originated through a variety of contacts that the staff has in the mortgage banking industry throughout Florida and parts of Georgia. Furthermore, the mortgage banking department is not dependent on any single source for a significant portion of its volume of loan originations. This division originates, underwrites, closes, and services a broad line of residential mortgage loan products, including construction-to-permanent mortgages, both for the Bank's loan portfolio and for resale in the secondary mortgage market. The division's primary function is to originate fixed and adjustable rate construction-to-permanent residential real estate mortgage loans which fit the needs of borrowers for the purchase and construction of homes. These loans are originated, approved, and serviced from the mortgage banking department's offices in Bradenton.

         The mortgage banking department has expanded significantly during the past three years by emphasizing the origination of loans for sale in the secondary market while retaining or packaging for sale the fee generating mortgage servicing rights associated with such loans. A majority of the mortgage loans made by the Bank since 1994 have been sold in the secondary market to FNMA and other institutional investors. The Bank is an approved lender and seller servicer for FNMA. Consideration may be given to making sales of such loans to other governmental agencies in the future.

         The construction phase of loans made by the mortgage banking department has certain risks, including the viability of the contractor, the contractor's ability to complete the project and changes in interest rates. The goal of the mortgage banking department is to take a residential mortgage loan from the construction stage to permanent financing with a fixed interest rate, then to sell the permanent financing in the secondary market. The sale of the loans in the secondary market allows the Bank to hedge against the interest rate risks related to such lending operations. Since the Bank intends to sell these loans in the secondary market upon conversion to permanent financing, these construction loans have been included in the classification "loans held for sale" on the Company's balance sheet.

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

         All mortgage banking department loans of $250,000 to $500,000 must be approved by the President or Executive Vice President of Lending for the Bank. Such loans of $500,000 to $2,000,000 must be approved by the Bank's loan committee, and such loans over $2,000,000 must be approved by the Bank's Board of Directors. The Bank does not intend to significantly increase the size of its Mortgage Banking Division operations, but intends to continue to originate a significant volume of loans for sale in the secondary market.

FINANCE COMPANY OPERATIONS

         The Company has organized a wholly-owned Florida subsidiary corporation, Freedom Finance Company (the "Finance Company"), pursuant to which it engages in full service consumer financing operations. The Finance Company, which began commercial operations at the end of March 1998, offers consumer-driven products and services ranging from mortgages to automobile loans, home equity loans, and education financing. The Finance Company has the ability to extend financing to individuals and entities which may not be able to satisfy the Bank's underwriting requirements or loan standards. In April 1998, the Bank extended a $2.4 million line of credit to the Finance Company to finance its start-up costs and initial lending operations. As of December 31, 1998, the Finance Company had borrowed $1,625,000 under this line of credit and its total loan portfolio, which was comprised primarily of automobile loans, was approximately $1,639,000. In March 1999, the Bank increased the line of credit to $3.7 million.

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

         BANK HOLDING COMPANY REGULATION

         General. As a bank holding company registered under the BHCA, the Company is subject to the regulation and supervision of, and inspection by, the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In this regard, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such nonbanking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making and servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the FRB include the provision of consumer financial counseling, tax planning and preparation, futures and options advisory services, check guarantee services, collection agency and credit bureau services, and personal property appraisals. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition, or gains in efficiency, against the possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the FRB to engage in any new activity not previously approved by the FRB.

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

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policies that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), in order to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See "Item 1. Business - Supervision and Regulation - Capital Adequacy Guidelines."

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

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act ("FDI Act") require insured depository institutions which are under common control to reimburse the FDIC for any loss suffered by the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Accordingly, the corss-guarantee provisions enable the FDIC to access a bank holding company's healthy BIF members. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF. The FDIC's claims are superior to claims of stockholders of the insured depository institution or its holding company, but are subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         Pursuant to current CRA regulations, an institution's CRA rating is based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (i) a lending test, which evaluates the institution's record of making loans in its service areas; (ii) an investment test, which evaluates the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and business; and (iii) a service test, which evaluates the institution's delivery of services through its branches, ATMs, and other offices. The current CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

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

         Florida Interstate Banking Laws. In this context, the Florida legislature enacted legislation in 1996, the Florida Interstate Banking Act ("FIBA"), which specifically authorizes out-of-state bank holding companies located in any state or the District of Columbia that meet certain prescribed criteria to acquire Florida bank holding companies or banks which have been in existence and continuously operated as a bank for more than three years. Entry into the State of Florida by interstate branching or by means other than such an acquisition is expressly prohibited by the FIBA. Furthermore, except for initial entry into the State of Florida by an out-of-state bank or bank holding company, no acquisition of a Florida bank or Florida bank holding company is permitted if the resulting bank holding company and its affiliates would control 30% or more of total deposits in the state.

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

         BANK REGULATION

         General. The Bank is a Florida state-chartered commercial bank and, as such, is subject to the primary supervision, examination, and regulation by the Florida Department of Banking and Finance (the "Department") and the FDIC. It is not a member of the Federal Reserve System.

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

         As of December 31, 1998, the total risk-based capital ratio of the Company and the Bank were 11.40% and 12.40%, respectively. In addition to the risk-based capital guidelines, the FRB and the FDIC also have adopted a leverage standard to supplement the risk-based ratios. This leverage standard focuses on the institution's ratio of Tier I capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, institutions which have received the highest regulatory rating and exhibit certain other high standards, must maintain a minimum level of Tier I capital to average consolidated assets of at least 3%. All other institutions are expected to maintain a ratio of at least 1% or 2% above the stated minimum. As of December 31, 1998, the leverage capital ratio of the Company and the Bank were 8.19% and 8.30%, respectively.

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

         Under implementing regulations adopted by the federal banking agencies, a bank would be considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank would be defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% of greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank would be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The FRB may reclassify a "well classified" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. As of December 31, 1998, the Bank met the definition of a "well capitalized" institution.

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

EMPLOYEES

         At December 31, 1998, the Company and the Bank together employed 208 full-time and 26 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

STATISTICAL DISCLOSURES REQUIRED BY INDUSTRY GUIDE 3

         The statistical information contained in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, such as statements relating to, among other things, the financial conditions and prospects of the Company and its subsidiaries, loan loss reserve adequacy, Year 2000 readiness, market risks and simulation of changes in interest rates, results of operations, plans for future business development activities and the opportunities available within its market areas, capital spending plans, financing sources, projections of financial results or economic performance, capital structure, the effects of regulation and competition, statements of plans or objectives of the Company, and the business of the Company and its subsidiaries. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," and "could." In addition, the Company may from time to time make such written or oral "forward-looking statements" in future filings with the

Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

         These forward-looking statements reflect the current views of the Company at the time they are made and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections regarding the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors (many of which are outside the control of the Company) which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks, uncertainties, and other factors which could cause the Company's financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

         (a) general economic conditions becoming less favorable than expected, either nationally or in the markets where the Company or its subsidiaries offer their financial products or services, resulting in, among other things, a deterioration of credit quality or in a decreased demand for the Company's products or services;

         (b) competitive pressure in the banking and financial services industry increasing significantly and, more particularly, competition in the Company's market areas as described under "Business - Competition";

         (c) changes in the interest rate environment which reduces margins, including those described under " Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" and "Market Risks";

         (d) the adequacy of the allowance for loan losses and the Bank's asset quality, including those matters described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Allowance for Loan Losses," and "--Loan Classification";

         (e) changes in political conditions or changes occurring in the legislative or regulatory environment, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance;

         (f) the ability to increase market share and to control expenses, and changes in consumer spending, borrowing, and saving habits;

         (g) changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;

         (h) money market and monetary fluctuations, and changes in inflation or in the securities markets;

         (i) technological changes and factors relating to the Year 2000 issues, including those described under "Business - Year 2000 Issues";

         (j) future acquisitions and the integration of acquired businesses and assets;

         (k) changes in the Company's organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

         (l) the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

         (m) unanticipated litigation, regulatory, or other judicial proceedings;

         (n) the success of the Company at managing the risks involved in the foregoing;

         (o) other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

         Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

         The Company's results are strongly influenced by general economic conditions in its market areas on the west coast of central Florida. A deterioration in these conditions could have a material adverse effect on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in the real estate or service industries, or a slow-down in population growth may adversely impact the Company's performance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management," "--Market Risk," "--Loan Classification," and "--Allowance for Loan Losses."

         All forward-looking statements presume a continuation of the existing regulatory environment and monetary policy. The banking industry is subject to extensive state and federal regulation, and significant new laws or regulations, or changes in or repeals of existing laws or regulations may cause results of the Company to differ materially. Further federal monetary policy, particularly as implemented by the FRB, significantly affect credit conditions for the Bank and its customers. Such changes could adversely impact the Company's financial results. See "Item 1. Business - Supervision and Regulation."

         A significant source of risks arise from the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize the risks in assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Bank's loan portfolio. However, such policies may not prevent unexpected losses that could adversely affect the Company's results and the allowance for loan losses may not be adequate in all instances. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management," "--Market Risk," "--Loan Classification," and "--Allowance for Loan Losses." Further, certain types of lending relationships carry greater risks of nonperformance and collectability, such as commercial and consumer loans. For a discussion of the risks associated with such lending relationships, see "Item 1. Business - Lending Activities."

ITEM 2.  PROPERTIES

         The principal executive offices of the Company are located at 4502 Cortez Road West, Bradenton, Florida, 34210, a 30,000 square foot administrative office building situated on two acres of land adjacent to the Bank's main office. The building serves as the Company's administrative offices and, in an effort to centralize administrative and backroom operations of the Bank, the Company has relocated the Bank's accounting and operations departments, the Mortgage Banking Division, and the Retail Residential Lending

Division to these facilities. Both the administrative office building and the real property are owned in fee simple by the Bank.

         The Bank's main office is located at 4702 Cortez Road West, Bradenton, Florida, 34210 and consists of approximately 7,700 square feet on two floors, containing a lobby, executive and customer service offices, teller stations, safe deposit booths and related non-vault area and vault operations. A drive through facility and adequate paved parking also is on the premises. Both the land and all improvements are owned by the Bank.

         The Bank has nine banking office locations. Four of these offices, the main office, two full service branches and a drive-thru branch, are in Bradenton. The remaining offices include a full service branch in Palmetto and in Ellenton, both in Manatee County, the recently acquired branch in Murdock, Florida which is located in Charlotte County, the recently opened Ruskin Branch located in Hillsborough County, and recently opened Beneva Branch in Sarasota County. All of the branch offices are owned in fee simple by the Bank, with the exception of the Murdock and the Ruskin branches. The Murdock facility, consisting of approximately 10,300 square feet, is subject to a lease which expires on July 31, 2000, with an option to renew the lease for two additional five-year terms. The Murdock lease requires rental payments of $145,000 per year. The Ruskin office, which is approximately 1,750 square feet, is subject to a lease which expires in April 2003, with an option to renew the lease for two additional five year terms, and requires an annual rent of $24,000 payable in monthly installments.

         The Finance Company has assumed a lease for a 1,700 square foot facility located in Bradenton from which it conducts its operations. The Finance Company lease, which was assumed as of February 10, 1998, expires on April 1, 2002, with an option to renew the lease for two additional three-year terms, and requires an annual rent of $16,662 payable in monthly installments.

         Management believes that each of its banking locations provide sufficient parking for its customers as well as visibility from highly traveled thoroughfares.


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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security-holders during the fourth quarter of its fiscal year ended December 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to the Instructions of Form 10-K and Item 401(b) of Regulation S-K, the name, age, and position of each executive officer of the Company and the Bank are set forth below, together with such officer's business experience during the past five years. Officers are elected annually by the respective Boards of Directors of the Company and the Bank to hold office until the earlier of their death, resignation, or removal.

     NAME                                               AGE                   POSITION WITH COMPANY AND/OR BANK
     Jerry L. Neff...................................    57        President and Chief Executive Officer of the Bank
     Gerald L. Anthony...............................    56        President and Chief Executive Officer of the Company
     Philip W. Coon..................................    45        Senior Vice President, Mortgage Banking Division of Bank
     Andrea M. Franco................................    50        Vice President, Credit Cards and Marketing
     Stuart M. Gregory...............................    40        Executive  Vice President, Retail Residential Lending for
                                                                   Bank
     Michael R. Lewis................................    51        Vice President, Consumer Lending for Bank
     David R. Mady...................................    37        Senior Vice President, Secondary Market Manager for Bank
     John S. Nash....................................    39        Executive Vice President, Senior Commercial Lending Officer
                                                                   for Bank
     Susan W. Short..................................    40        Vice President, Human Resources Director for Bank
     Brian M. Watterson..............................    41        Executive Vice President, Chief Financial Officer,
                                                                   Secretary, and Chief Operating Officer(1)

----------------

(1) Serve both the Company and the Bank in the same capacities as indicated above.

         JERRY L. NEFF has been President and Chief Executive Officer of the Bank since February 1999. From 1997 to 1999, Mr. Neff served as the Branch Administrator for the Bank with responsibilities for supervising all of the Bank's branch operations. Prior to joining the Bank, he was a marketing executive (1996-1997) and retail area manager (1993-1996) for Barnett Bank, N.A. of Manatee County. From 1968 to 1993, Mr. Neff served in the following officer positions for First Florida Bank, N.A., Manatee County, until its acquisition by Barnett Banks, Inc. from 1988 to 1993, he served as the County President; from 1982-1988, he served in various capacities, including that as the Area Executive Vice President; and from 1968-1982, he served in a number of positions, including Senior Vice President and Senior Trust Officer. Mr. Neff is a graduate of the University of the State of New York with a bachelor of science degree in Liberal Arts.

         GERALD L. ANTHONY has been President, Chief Executive Officer, and a director of the Company since its inception in 1995. Mr. Anthony also has been a director of the Bank since its inception and served as President and Chief Executive Officer of the Bank from 1995 through February 1999.

         PHILIP W. COON has been the Senior Vice President, Mortgage Banking Division of the Bank since the start-up of the Bank's mortgage banking operations in 1994. Mr. Coon has engaged in mortgage banking activities for the past 17 years. He was employed as Director of Residential Lending with Key Florida Bank, Bradenton from 1991 to 1994, as Regional Manager with Southeast Mortgage Company, Tampa from 1985 to 1991, as a Branch Manager with Collateral Mortgage Company from 1984 to 1985, and as a Loan Officer with Cameron-Brown Company in Charlotte, North Carolina and Tampa, Florida from 1979 to 1984.

         ANDREA M. FRANCO has been the Vice President, Credit Cards and Marketing of the Bank since 1994. Previously, Ms. Franco was the District Manager of Financial Alliance, an independent sales organization for credit card sales, from 1992 to 1994; Vice President of Credit Card operations for First Florida Banks from 1982 to 1992; credit card sales for Telecredit, a credit card processing company, from 1978 to 1982; and credit card processing for First National Bank of Ft. Myers, Florida from 1972 to 1978.

         STUART M. GREGORY has been the Executive Vice President, Retail Residential Lending since February 1999 and served as a Senior Vice President from January 1997 to 1999. Previously, Mr. Gregory was the founder and President of DesChamps & Gregory Mortgage Company, Inc. ("DesChamps"), a Bradenton based mortgage brokerage company originating residential mortgage loans, from 1991 until its acquisition by the Bank in 1997. Prior to forming DesChamps, Mr. Gregory served for eleven years as a Senior Account Executive for Republic Mortgage Insurance Company and General Electric Capital Corporation in the State of Florida. Both companies specialize in high loan to value risk insurance for residential mortgage loans. Mr. Gregory is a graduate of Florida Southern College with a bachelor of science degree in Sports Administration.

         MICHAEL R. LEWIS has been the Vice President, Consumer Lending of the Bank since 1993. Previously, Mr. Lewis has worked as Vice President, Consumer Lending, at Barnett Bank, Tallahassee (1969-75), as Vice President, Consumer Lending at Southeast Bank, Bradenton (1975-80), as Business Manager for Sands Toyota, Bradenton (1980-83), as a Consumer Lending Officer as Island Bank, Bradenton (1983-84), and a Director of Indirect Consumer Lending at Barnett Bank, Bradenton (1985-93). Mr. Lewis attended Florida State University and is a graduate of the University of Oklahoma Banking School.

         DAVID R. MADY has been the Senior Vice President, Secondary Market Manager of the Bank since February 1999, and a Vice President from the start-up of the Bank's mortgage banking operations in 1994 to 1999. Previously, Mr. Mady served as the Secondary Market Manager for Key Florida Bank, F.S.B., from 1991 to 1994. From 1990 to 1991, he was employed by First Union Bank of Florida in charge of their residential lending operations for Hillsborough County, Florida, and from 1984 to 1989, Mr. Mady served as a loan officer for Southeast Mortgage. Mr. Mady is a graduate of the University of Connecticut with a bachelor of science degree in finance.

         JOHN S. NASH has been the Executive Vice President, Senior Commercial Lending Officer of the Bank since February 1999, and as Senior Vice President from 1989 to 1999. Prior to joining the Bank, from 1982 to 1989, Mr. Nash worked with Barnett Bank in Bradenton as a consumer lending officer, corporate lending officer and finally as Branch Manager/Commercial Officer in the downtown office of Barnett Bank in Bradenton. He holds a bachelor of science degree in business administration, conferred by the University of Florida in 1981.

         SUSAN W. SHORT has been the Vice President, Human Resources Director of the Bank since December 1998. From 1992 to 1998, Ms. Short has held positions at the Bank as its Human Resources Administrator, Asset/Liability Manager, and Operations Assistant. Prior to joining the Bank, from 1977 to 1992, she served in various capacities with First Commercial Bank of Manatee County, including positions as a customer service representative, teller, bookkeeper, and Assistant Cashier/Internal Auditor.

         BRIAN M. WATTERSON has been a Executive Vice President and the Chief Operations Officer of the Company and the Bank since January 15, 1996. February 1997 Mr. Watterson took over the responsibilities of the Chief Financial Officer of the Company and the Bank. Previously, Mr. Watterson served as a Senior Vice President and Chief Financial Officer at SouthTrust Bank, Sarasota, Florida from August 1995 to

December 1995. Senior Vice President and Chief Financial Officer at Key Florida Bank, F.S.B., Bradenton, Florida from September 1992 to July 1995; insurance agent for Nationwide Insurance and Metropolitan Insurance Company, Bradenton from September 1990 to February 1992; Vice President, Chief Financial Officer, and Cashier at SouthTrust Bank, Sarasota, Florida from February 1992 to August 1992; and as Assistant Controller at Barnett Bank of Manatee County, N.A. from July 1979 to May 1990. Mr. Watterson graduated in 1981 from the University of South Florida with a degree in Business Administration. He also graduated form the Florida School of Banking at the University of Florida, Gainesville, Florida in 1985 and from the B.A.I. School for Banking Administration at the University of Wisconsin, Madison, Wisconsin in 1989.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON SHARES


         The Company's Common Shares are quoted on the Nasdaq Stock Market National Market System ("Nasdaq-NMS") under the symbol ABAN. At the close of business on February 26, 1999, there were outstanding 5,028,584 Common Shares which were held by approximately 1,074 shareholders of record.

         The following table sets forth the high and low closing sales prices for the Common Shares as quoted by Nasdaq-NMS for the periods indicated:


                                                                                HIGH                LOW
                                                                                ----                ---
         YEAR ENDED DECEMBER 31, 1997:
         First Quarter...............................................        $   9.25            $ 7.50
         Second Quarter..............................................        $   9.625           $ 8.00
         Third Quarter...............................................        $  12.75            $ 9.00
         Fourth Quarter..............................................        $  13.25            $11.625

         YEAR ENDED DECEMBER 31, 1998:
         First Quarter...............................................        $  13.125           $11.75
         Second Quarter..............................................        $  13.875           $11.50
         Third Quarter ..............................................        $  11.50            $ 8.625
         Fourth Quarter..............................................        $  10.25            $ 8.00

         YEAR ENDED DECEMBER 31, 1999:
         First Quarter (through February 26, 1999)...................        $  11.125           $ 8.25

         On February 26, 1999, the last reported sale price of the Common Shares as quoted by Nasdaq-NMS was $10.125 per share.

         In connection with the merger with Murdock, the Company issued approximately 924,024 Common Shares. In addition, options to acquire Murdock common stock were converted into options to acquire up to 33,600 of the Company's Common Shares.

         Holders of the Company's Common Shares are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefor. The Company however, has never declared any cash dividends on its Common Shares and does not anticipate the payment of cash dividends in the foreseeable future.

         The Company is a legal entity separate and distinct from the Bank and its revenues are derived principally from the Bank. Accordingly, the ability of the Company to pay cash dividends on its Common Shares in the future generally will be largely dependent upon the earnings of the Bank and the ability of the Bank to pay dividends to the Company. The Bank, as a Florida state chartered bank, is subject to certain legal restrictions on the amount of dividends it is permitted to pay. The amount of cash dividends that may be paid is based on the Bank's net profits during the current year combined with the Bank's retained net profits of the preceding two years, as defined by applicable Florida Department of Banking regulations. At December 31, 1998, the Bank had approximately $5,503,000 available for the payment of cash dividends to the Company as determined by applicable regulations.

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

ITEM 6   SELECTED FINANCIAL DATA

                                                                                    AT AND FOR THE
                                                                                 YEAR ENDED DECEMBER 31
                                                        ------------------------------------------------------------------------
                                                          1998            1997            1996            1995            1994
                                                        --------        --------        --------        --------        --------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATIONS DATA:
     Interest income ............................       $ 31,185        $ 24,631        $ 19,431        $  5,826        $ 11,187
     Interest expense ...........................         16,172          12,917           9,965           8,452           5,558
                                                        --------        --------        --------        --------        --------
     Net interest income ........................         15,013          11,714           9,466           7,374           5,629
     Provision for loan losses ..................          1,180             921             515             702             291
                                                        --------        --------        --------        --------        --------
     Net interest income after provision for
       loan losses ..............................         13,833          10,793           8,951           6,672           5,338
     Non-interest income ........................          5,245           4,156           2,148           2,086           1,124
     Non-interest expenses ......................         16,574          11,912           9,856           7,437           5,354
     Provision for income taxes .................            877           1,117             461             471             396
                                                        --------        --------        --------        --------        --------
       Net Income ...............................       $  1,627        $  1,920        $    782        $    850        $    712
                                                        ========        ========        ========        ========        ========
CONSOLIDATED PER SHARE DATA:
     Net income:
       Basic ....................................       $   0.33        $   0.38        $   0.17        $   0.27        $   0.26
       Diluted ..................................           0.32            0.38            0.17            0.27            0.26
     Book value, end of period ..................           5.49            5.22            4.77            4.40            3.80
SELECTED BALANCE SHEET DATA:
     Total assets ...............................       $455,164        $353,901        $273,630        $218,993        $183,901
     Cash (including interest bearing accounts) .         20,319          18,396          23,563          11,230           7,762
     Loans receivable, net ......................        248,808         213,405         175,265         138,086         107,370
     Mortgage loans held for sale ...............         88,158          39,588          20,351          21,011          21,640
     Investment securities and other interest-
       bearing assets ...........................         77,078          68,664          43,509          40,423          36,746
     Deposits ...................................        344,845         302,746         232,433         186,727         165,608
     Borrowed funds .............................         64,492          23,028          16,413          16,067           5,977
     Guaranteed preferred beneficial
     interests in the Company's junior
     subordinated debentures ....................         16,249               0               0               0               0
     Shareholders' equity .......................         27,427          26,079          23,504          14,632          11,484
SELECTED FINANCIAL RATIOS AND OTHER DATA:
     Return on average assets ...................           0.40%           0.61%           0.32%           0.42%           0.43%
     Return on average equity ...................           6.02            9.03            3.63            6.58            6.91
     Net interest margin ........................           3.32            3.98            4.13            3.90            3.85
     Asset quality ratio (1) ....................           0.32            0.43            0.57            1.15            1.82
     Average equity to average total assets .....           6.63            6.76            8.76            6.38            6.48
     Risk-based capital ratios:
       Tier 1 capital ...........................          11.40           10.11           10.82           10.02           10.41
           Total risk based capital .............          12.10           10.90           11.60           10.97           11.58
     Leverage ratio (2) .........................           8.10            6.87            7.31            6.69            6.67
     Efficiency ratio (3) .......................          81.81           75.06           84.86           78.62           79.28
     Allowance for loan losses to portfolio loans           0.94            1.07            1.00            1.16            1.27
     Allowance for loan losses to non-performing
       loans ....................................           5.10            1.38            1.29            1.29            1.25
     Net charge-offs to average loans, net ......           0.34            0.21            0.23            0.37            0.14

-------------------

(1) Non-performing loans and other real estate owned to total assets. Non-performing loans consist of non-accrual loans and accruing loans contractually past due 90 days or more.
(2)      Leverage ratio is Tier 1 Capital to average total assets.
(3) Non-interest expense divided by net interest income plus non-interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's principal asset is its ownership of the Bank. Accordingly, the Company's results of operations is primarily dependent on the results of the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned or paid on these balances.

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

         The Bank enjoys an excellent reputation in its market areas and strives for quality customer service. During 1998, the Bank completed its merger with Charlotte County-based Murdock Florida Bank located in Murdock, Florida and opened full service branches in Ruskin and Sarasota, Florida. The former Murdock Florida Bank was converted into a full service branch of the Bank.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations presents a review of the consolidated operating results and financial condition of the Company for the fiscal years ended December 31, 1998, 1997 and 1996. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information contained herein.

                              RESULTS OF OPERATIONS

         COMPARISON OF FISCAL YEARS ENDED DECEMBER 1998 AND 1997

         For the year ended December 31, 1998, the Company reported net income of $1,627,000, or $0.33 per share, as compared to net income of $1,920,000 or $0.38 per share for 1997. This decrease was due primarily to the one-time costs associated with the acquisition of Murdock, the settlement of an outstanding lawsuit, and an increase in the allowance for loan losses. From 1997 to 1998, net interest income increased by $3,299,000 and non-interest income increased by $1,089,000. The increase in non-interest income was primarily attributable to the gain on the sale of loans and the sale of securities. These increases to income were offset by a $4,662,000 increase in non-interest expenses. The increase in non-interest expense was attributed to increased salaries and benefits and occupancy expenses, the costs to settle a significant litigation matter, and certain other expenses.

         The Company's total assets at December 31, 1998 were $455,164,000, an increase of $101,263,000 approximately 28.6% from December 31, 1997. The majority of the increase was invested in loans receivable. Asset growth was funded by an increase in deposits from the opening of new branches, continued growth at existing branches, and through FHLB advances.

         The Company's loans at December 31, 1998 totaled $336,966,000 net, or approximately 74% of total assets. Of this total, portfolio loans consisted of $59,027,267 in commercial loans, $99,765,515 in commercial real estate loans, $28,532,261 in residential real estate loans, and $61,417,581 in consumer loans, net of deferred costs, and allowance for loan losses of $2,355,000. The allowance for loan losses represents approximately 0.70% of total loans, down from 0.91% at December 31, 1997. The allowance for loan losses represents 0.95% of portfolio loans at December 31, 1998, as compared to 1.07% at December 31, 1997.

         COMPARISON OF FISCAL YEARS ENDED DECEMBER 1997 AND 1996

         For the year ended December 31, 1997, the Company reported net income of $1,920,000, or $0.38 per share, as compared to net income of $782,000 or $.17 per share for 1996. From 1996 to 1997, net interest income increased by $2,248,000 and non-interest income increased by $2,008,000. The increase in non-interest income from 1996 to 1997 is primarily attributable to increases in collection of service charges on deposits of $620,000, credit card merchant fee income of $217,000, and gains on sale of loan servicing of $250,000. These changes contributing to income were offset by increases in start-up costs in the form of general and administrative expenses associated with the opening of a new full service branch in early 1997 and an increase of $406,000 in the provision for loan losses. Management believes the long term benefits associated with the new branch will provide additional income which will contribute to the growth and profitability of the Bank.

         The Company's total assets at December 31, 1997 were $353,901,000, an increase of $80,271,000 or approximately 29% from December 31, 1996. The majority of the increase was invested in loans receivable and in U.S. government agency securities. Asset growth was funded by an increase in deposits from the opening of new branches as well as continued growth at existing branches.

         The Company's loans at December 31, 1997 totaled $252,991,000, net, or approximately 71% of total assets. Of this total, portfolio loans consisted of $50,104,000 in commercial loans, $61,935,000 in commercial real estate, $54,243,000 in residential real estate, and $48,827,000 in consumer loans, net of deferred costs, and allowance for loan losses of $1,704,000. Loans held for sale were $21,127,000 in residential real estate loans and $18,461,000 in real estate construction loans. The allowance for loan losses increased from $1,761,000 at December 31, 1996 to $2,311,000 at December 31, 1997. The
allowance for loan losses represents 1.07% of portfolio loans at December 31, 1997, as compared to 1.00% at December 31, 1996.

NET INTEREST INCOME

         Net interest income, which constitutes the principal source of income for the Company, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest-paying checking accounts ("NOW Accounts"), retail savings deposits, and money market accounts. Funds deposited to these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

         The Company has experienced a steady increase in net interest income during the past three fiscal years primarily as a result of the growth in loans. Net interest income for the fiscal years ended December 31, 1998, 1997, and 1996 was $15,013,000, $11,714,000, and $9,466,000, respectively, on average outstanding balances of interest-earning assets of $375,235,000, $294,634,000, and $229,103,000, respectively. Total interest income for the fiscal years ended December 31, 1998, 1997, and 1996, was $31,185,000, $24,631,000, and
$19,431,000, respectively. Interest income from loans for the fiscal years 1998, 1997, and 1996 comprised approximately 84.2%, 81.6%, and 83.1%, respectively, of the total interest income, and earned an average yield of 8.74%, 8.89%, and 9.05%, respectively. Interest income from investments and federal funds sold earned an average yield of 6.60%, 6.70%, and 6.47%, respectively.

         Total interest expense for fiscal years 1998, 1997, and 1996 was $16,172,000, $12,917,000, and $9,965,000, respectively, on average outstanding balances of interest-bearing liabilities of $323,973,000, $253,255,000, and $196,712,000, respectively. The average cost of interest-bearing liabilities for fiscal years 1998, 1997, and 1996 was 4.99%, 5.10%, and 5.07% respectively.

         Average interest-earning assets to average interest-bearing liabilities was 1.16 for the fiscal years ended December 31, 1998, 1997, and 1996. The Company's net yield on average earning assets was 4.00%, 3.98%, and 4.13% for 1998, 1997, and 1996, respectively. The decrease in net yield on average earning assets from 1997 to 1998 and from 1996 to 1997 were due, in part, to a decrease in average yield on interest-earning assets as a result of interest rate changes in the market place.

           COMPARATIVE AVERAGE BALANCES, INTEREST, AND AVERAGE YIELDS

         The following table shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 1998, 1997, and 1996. This table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same periods.

                                                                          YEARS ENDED DECEMBER 31,
                                                      1998                          1997                          1996
                                           ---------------------------  ----------------------------  ----------------------------
                                                      INTEREST                     INTEREST                       INTEREST
                                            AVERAGE    INCOME/  YIELD/   AVERAGE    INCOME/   YIELD/   AVERAGE     INCOME/  YIELD/
                                           BALANCE(1)  EXPENSE  RATE    BALANCE(1)  EXPENSE   RATE    BALANCE(1)   EXPENSE  RATE
                                           ----------  -------  ----    ----------  -------   ----    ----------   -------  ----
                                                                             (DOLLARS IN THOUSANDS)

Cash and due from banks..................  $  13,806                    $  8,938                      $   7,989
Bank premises and equipment, net.........     11,368                       6,869                          5,902
Other assets.............................      7,332                       4,438                          2,335
                                           ---------                    --------                      ---------
Total non-interest earning assets........     32,506                      20,245                         16,226
                                           ---------                    --------                      ---------
INTEREST-EARNING ASSETS:
Federal funds sold and other
   interest-earning assets...............  $   4,762  $    265  5.56%   $  9,459    $   535   5.66%   $   5,842   $    336  5.75%
Investment securities (2)................     70,028     4,670  6.67      58,119      3,994   6.88       44,898      2,946  6.56
Loans, net (3)(4)........................    300,445    26,250  8.74     227,055     20,101   8.89      178,363     16,150  9.05
                                           ---------  --------  ----    --------    -------   ----    ---------   --------  ----
Total interest-earning assets/interest/
   income average rates earned...........  $ 375,235  $ 31,185  8.31%   $294,634    $24,631   8.36%   $ 229,103   $ 19,431  8.48%
                                           =========  ========  ====    ========    =======   ====    =========   ========  ====
Total assets.............................  $ 407,741                    $314,879                      $ 245,329
                                           =========                    ========                      =========
Total non-interest bearing liabilities...  $  56,752                    $ 40,351                      $  27,082
                                           =========                    ========                      =========
INTEREST-BEARING LIABILITIES:
NOW .....................................  $  27,743  $    471  1.70%   $ 22,901    $   433   1.89%   $  19,161   $    368  1.92%
Money market.............................     69,537     2,914  4.19      59,466      2,773   4.66       36,692      1,720  4.69
Savings..................................     14,504       308  2.12      12,773        304   2.38       12,682        312  2.46
Time. ...................................    157,172     9,449  6.01     137,986      8,395   6.08      117,407      7,075  6.03
                                           ---------  --------  ----    --------    -------   ----    ---------   --------  ----
Total interest-bearing deposits..........    268,956    13,142  4.89     233,126     11,905   5.11      185,942      9,475  5.10
Securities sold under agreement
   to repurchase.........................     26,039     1,206  4.63      14,374        653   4.54        8,628        352  4.08
Federal funds purchased..................          0         0  0.00          77          4   5.19           47          3  6.38
FHLB advances............................     20,313     1,114  5.48       5,678        355   6.25        2,095        136  6.49
Guaranteed preferred beneficial
interests in the Company's junior
subordinated debentures .................      7,822       685  8.75           0          0   0.00            0          0  0.00
Other borrowed money.....................        843        25  2.95           0          0   0.00            0          0  0.00
                                           ---------  --------  ----    --------    -------   ----    ---------   --------  ----
Total interest-bearing liabilities/
   interest/expense/average
      rate paid..........................  $ 323,973  $ 16,172  4.99%   $253,255    $12,917   5.10%   $ 196,712   $  9,965  5.07%
                                           =========  ========  ====    ========    =======   ====    =========   ========  ====
Total liabilities........................  $ 380,725                    $293,606                      $ 223,794
Shareholders' equity.....................     27,016                      21,273                         21,535
                                           ---------                    --------                      ---------
Total liabilities and
   shareholders' equity..................  $ 407,741                    $314,879                      $ 245,329
                                           =========                    ========                      =========
Net interest income......................             $ 15,013                      $11,714                       $  9,466
                                                      ========                      =======                       ========
Net yield on average earning
   assets (5)............................                       4.00%                         3.98%                         4.13%
                                                                ====                          ====                          ====

------------------------------
(1) Average balances represent the average daily balance year to date.
(2) Principally taxable. The yield information does not give effect to changes in fair value that are reflected as a component of shareholders equity.
(3) Non-accruing loans included in computation of average balance.
(4) Interest income on loans includes fees of $492,000 in 1998, $352,000 in 1997, and $525,000 in 1996.
(5) The net yield on average earning assets is the net interest income divided by average interest-earning assets.

         The effect on interest income, interest expense, and net interest income for the periods indicated, of changes in average balance and rate, is shown below for the Company. The effect of a change in average balance has been determined by applying the average rate at the year-end for the earlier period to the change in average balance at the year-end for the later period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

                          RATE/VOLUME INTEREST ANALYSIS

                                                                             YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                                   1998 COMPARED TO 1997                           1997 COMPARED TO 1996
                                            INCREASE (DECREASE) DUE TO CHANGE IN:           INCREASE (DECREASE) DUE TO CHANGE IN:
                                          -----------------------------------------        ---------------------------------------
                                           AVERAGE          AVERAGE          TOTAL          AVERAGE        AVERAGE          TOTAL
                                          VOLUME (1)         RATE           CHANGE         VOLUME (1)       RATE           CHANGE
                                          ----------        -------         -------        ----------      -------         -------
                                                                              (DOLLARS IN THOUSANDS)

INTEREST EARNING ASSETS:
    Federal funds sold ...............      $  (264)        $    (6)        $  (270)        $   208        $    (9)        $   199
    Investment securities ............          819            (145)            674             867            184           1,051
    Loans, net (2) ...................        6,468            (319)          6,149           4,409           (458)          3,951
                                            -------         -------         -------         -------        -------         -------
      Total interest income ..........      $ 7,023         $  (469)        $ 6,553         $ 5,484        $  (283)        $ 5,201
                                            =======         =======         =======         =======        =======         =======

INTEREST BEARING LIABILITIES:
    NOW ..............................      $    98         $   (54)        $    38         $    72        $    (7)        $    65
    Money market .....................          470            (329)            141           1,067            (13)          1,054
    Savings ..........................           42             (38)              4               2            (10)             (8)
    Time .............................        1,167            (113)          1,054           1,240             80           1,320
                                            -------         -------         -------         -------        -------         -------
      Total interest on deposits .....        1,777            (540)          1,237           2,381             50           2,431

Securities sold under agreement to
    repurchase and borrow funds ......      $ 1,488         $  (155)        $ 1,333         $   427        $    94         $   521
Guaranteed preferred beneficial
interests in the Company's junior
subordinated debentures ..............          685               0             685               0              0               0
                                            -------         -------         -------         -------        -------         -------
      Total interest expense .........      $ 3,950         $  (695)        $ 3,255           2,808        $   144         $ 2,952
                                            =======         =======         =======         =======        =======         =======

      Change in net interest income...      $ 3,073         $   226         $ 3,298         $ 2,676        $  (427)        $ 2,249
                                            =======         =======         =======         =======        =======         =======

-------------------
(1) Non-accruing loans are excluded form the average volumes used in calculating this table.
(2) Includes loan fees of $492,000 in 1998 and $352,000 in 1997.

PROVISION FOR LOAN LOSSES

         For the years ended December 31, 1998, 1997, and 1996, the loan loss provisions recorded were in the amounts of $1,180,000, $921,000, and $515,000, respectively. The allowance for loan losses represented 0.94%, 1.07%, and 1.00% of portfolio loans as of December 31, 1998, 1997, and 1996, respectively. The recorded loan loss provision has steadily increased during the past three years as a result of management's estimate of the required allowance for its growing loan portfolio coupled with an increase of loans written-off and increased portfolio risk in 1998 as compared to 1997 and in 1997 as compared to 1996.

NON-INTEREST INCOME

         For the years ended December 31, 1998, 1997, and 1996, non-interest income totaled $5,245,000, $4,156,000, and $2,148,000, respectively, an increase of approximately 26% from 1997 to 1998, and 93% from 1996 to 1997. During 1998, service charges and fees increased to $1,878,000, mortgage banking operations contributed $1,473,000, gain on the sale of securities contributed $410,000, merchant fees increased to $750,000, and other income contributed $734,000. For the 1997 fiscal year, service fees on customer deposits contributed $1,812,000, mortgage banking operations (including brokered loan fees and gains on the sale of loans) contributed $1,198,000, fees on credit card merchant services contributed $479,000, gains from sales of securities contributed $140,000, and other income increased to $337,000. The increase in non-interest income in 1998 as compared to 1997 is primarily due to gain on sales of loans and securities, mortgage servicing rights, and merchant fees. Non-interest income increased in 1997 approximately 93% from the amounts generated in 1996. The increase in non-interest income in 1997 as compared to 1996 reflects the Company's increase in its mortgage banking operations through its acquisition of DesChamps in early 1997, a full year of credit card merchant service fees in 1997 versus a partial year in 1996, and continued sales of both its mortgage loans held for sale and the mortgage servicing rights.

         The following table summarizes the major components of non-interest income for the periods indicated:

                                                                              YEARS ENDED DECEMBER 31,
                                                                            ----------------------------
                                                                             1998       1997       1996
                                                                            ------     ------     ------
                                                                                (DOLLARS IN THOUSANDS)
         Service charges and fees......................................     $1,878     $1,812     $1,192
         Gain on sale of mortgage loans................................      1,321        870        514
         Gain on sale of securities....................................        410        140        107
         Broker loan fees..............................................        152        327         33
         Merchant fees.................................................        750        479        262
         Other income..................................................        734        528         40
                                                                            ------     ------     ------
              Total....................................................     $5,245     $4,156     $2,148
                                                                            ======     ======     ======

NON-INTEREST EXPENSE

         Non-interest expense for the years ended December 31, 1998, 1997, and 1996, totaled $16,574,000, and $11,912,000, $9,856,000, respectively, substantially all of which was general and administrative expenses. The increase in non-interest expense in 1998 was due primarily to salaries and benefits, occupancy costs, and the settlement of certain litigation. The increase in 1997 and 1996 was due primarily to the start-up costs associated with the opening of new branches, hiring of additional lending staff and support staff for backroom operations, and the related costs associated with such activities. For the years ended December 31, 1998, 1997, and 1996, non-interest expenses were 4.06%, 3.78%, and 4.02%, respectively, of average assets. The largest component, salaries and employee benefits, amounted to $7,015,000 or 42% in 1998, $5,181,000 or 43% in 1997, and $4,361,000 or 44% in 1996, respectively, of total other expenses for the years ended 1998, 1997, and 1996. Management continuously monitors non-interest expenses and the efficiency ratio in an effort to maintain non-interest expenses at a level within industry standards, to the extent consistent with the Company's growth activities.

         The following table summarizes the various categories of non-interest expense for the periods indicated:

                                                                           YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998        1997        1996
                                                                       -------     -------      ------
                                                                            (DOLLARS IN THOUSANDS)
         Salaries and employee benefits............................    $ 7,015     $ 5,181      $4,361
         Net occupancy and equipment expense.......................      1,953       1,627       1,184
         Data processing fees......................................        946         917         925
         Litigation settlement.....................................        525           0           0
         ATM and credit card fees..................................        943         631         206
         Professional fees.........................................        634         534         244
         Other expenses............................................      4,558       3,022       2,936
                                                                       -------     -------      ------
              Total                                                    $16,574     $11,912      $9,856
                                                                       =======     =======      ======

INCOME TAX EXPENSE

         For the three years ended December 31, 1998, 1997, and 1996, income tax provisions totaling $877,000, $1,117,000, and $461,000 were recorded. The decrease in income tax provisions in 1998 from 1997 is the result of decreased earnings. The increase in income tax provision in 1997 from 1996 is the result of increased earnings. The effective tax rate was 35%, 36.7% and 37% for each of the years ended 1998, 1997, and 1996, respectively.

ASSET/LIABILITY MANAGEMENT

         One of the Company's primary objectives is to control fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Bank's Board of Directors has established interest rate risk policies and procedures which delegate to the Asset/Liability Management Committee ("ALCO") the responsibility to monitor and report on interest rate risk, devise strategies to manage interest rate risk, monitor loan origination and deposit activity, and approve all pricing strategies.

         The management of interest rate risk is one of the most significant factors affecting the Company's ability to achieve future earnings. The principal measure of the Company's exposure to interest rate risk is the difference between interest rate sensitive assets and liabilities for the periods being measured, commonly referred to as the "gap" for such period. An asset or liability is considered interest rate sensitive if it will reprice or mature within the time period being analyzed. Controlling the maturity or repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. A gap is considered positive when the amount of interest rate assets exceed the amount of interest rate sensitive liabilities. When the opposite occurs, the gap is considered to be negative. During periods of increasing interest rates, a negative gap would tend to adversely affect income while a positive gap would tend to result in net interest income. During periods of decreasing interest rates, the inverse would tend to occur. If the maturities of interest rate sensitive assets and liabilities were equally flexible and moved concurrently, the impact of any material or prolonged increase or decrease in interest rates or net interest income on existing assets or liabilities would be minimal. It is common to focus on the one year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or repricing within the next twelve months.

         ALCO uses an external asset/liability modeling service to analyze the Bank's current financial position and develop strategies prior to implementation. The systems attempt to simulate the Bank's asset and liability base and project future operating results under several interest rate and spread assumptions. Management utilizes a simulation model, complete with rate shock scenarios, to determine the Company's sensitivity to rate changes. Using historical data and prepayment assumptions, management places each category of asset and liability in a time frame that it expects its assets and liabilities to reprice.

         Under asset/liability management guidelines, the Company's policy is to maintain a cumulative one-year gap of no more than 15% of total assets, primarily by managing the maturity distribution of its investment portfolio and emphasizing loan originations tied to interest sensitive indices. Additionally, the Bank has joined the FHLB to enhance its liquidity position and provide the ability to utilize fixed rate advances to improve the match between interest-earning assets and interest-bearing liabilities in certain periods.

         The Company's cumulative one year gap at December 31, 1998 was a negative $58,191,000 (or -20.16%, expressed as a percentage of total assets). This represents an increase of $4,552,000 in interest sensitive liabilities over interest sensitive assets from December 31, 1997. This increase was due primarily to the growth in NOW and money market accounts and repurchase agreements. Management believes its negative gap position is mitigated by its $119,438,000 in NOW, money market, and savings deposits, the majority of which it considers to be core deposits.

         The following table presents the interest rate-sensitive assets and liabilities of the Bank at December 31, 1998, which are expected to mature or are subject to repricing in each of the time periods indicated. The tables may not be indicative of the Company's rate sensitive position at other points in time. The balances have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed rate loans are shown in the periods in which they are scheduled to be repaid. Repricing of time deposits is based on their scheduled maturities. Deposits without a stated maturity are shown as repricing within ninety (90) days.


           INTEREST RATE SENSITIVITY ANALYSIS AS OF DECEMBER 31, 1998

                                                                                   TERM TO REPRICING
                                                     -----------------------------------------------------------------------------
                                                               90-180   181 DAYS     1-2       2-3       3-4       4+
                                                     90 DAYS    DAYS   TO 365 DAYS  YEARS     YEARS     YEARS     YEARS     TOTAL
                                                     -------   ------  ----------- -------   -------   -------   -------   -------
                                                                                 (DOLLARS IN THOUSANDS)

Federal funds sold...............................          0        0          0         0         0         0         0         0
Interest-bearing due from banks..................        104        0          0         0         0         0         0       104
Fixed rate loans.................................     86,467    8,633      7,613    13,956    27,806    24,821    74,487   243,783
Variable rate loans..............................     57,719    7,218      9,843     4,504     1,102     3,922     9,940    94,248
Treasuries.......................................          0        0        505     1,537         0         0         0     2,042
Governmental agencies............................     20,881   10,984      6,010         0         0         0         0    37,875
State and municipal..............................          0        0          0         0         0         0     1,647     1,647
Mortgage-backed securities.......................          0        0          0         0         0         0    18,780    18,780
Collateralized Mortgage Obligations..............          0        0          0         0         0         0     9,975     9,975
Trust Preferred Securities.......................          0        0          0         0         0       781     4,108     4,889
Federal Home Loan Bank Stock.....................      1,870        0          0         0         0         0         0     1,870
                                                     -------   ------    -------   -------   -------   -------   -------   -------
     Total interest-earning assets...............    167,041   26,835     23,971    19,997    28,908    29,524   118,937   415,213

NOW  ............................................     32,266        0          0         0         0         0         0    32,266
Money market.....................................     72,497        0          0         0         0         0         0    72,497
Savings..........................................     14,675        0          0         0         0         0         0    14,675
Certificates/IRS's<$100,000......................     14,962   18,180     46,506    19,080    16,064     3,940     5,837   124,569
Certificates/IRS's>$100,000......................      5,795    6,990     14,675     4,090     4,550       912     1,703    38,715
Securities sold under agreements to repurchase...     29,592        0          0         0         0         0         0    29,592
Guaranteed preferred beneficial
interests in the Company's junior
subordinated debentures..........................          0        0          0         0         0         0    16,249    16,249
Federal Home Loan Bank advances..................      8,900        0     11,000    15,000         0         0         0    34,900
                                                     -------   ------    -------   -------   -------   -------   -------   -------
     Total interest-bearing liabilities..........    178,687   25,170     72,181    38,170    20,614     4,852    23,784   363,463
                                                     -------   ------    -------   -------   -------   -------   -------   -------

Interest sensitivity gap.........................    (11,646)   1,665    (48,210)  (18,173)    8,294    24,672    95,148    51,750
Cumulative gap...................................    (11,646)  (9,981)   (58,191)  (76,364)  (68,070)  (43,398)   51,750
                                                     =======   ======    =======   =======   =======   =======   =======
Cumulative gap ratio.............................       0.93     0.95       0.79      0.76      0.80      0.87      1.14
                                                     =======   ======    =======   =======   =======   =======   =======
Cumulative gap as a percentage of total assets...      (4.03)%  (3.46)%   (20.16)%  (26.45)%  (23.58)%  (15.03)%   17.93%
                                                     =======   ======    =======   =======   =======   =======   =======

MARKET RISK

         In addition to gap analysis, the ALCO utilizes a model that further takes into account and evaluates the market risk of the Bank's financial position. Market risk represents to risk of loss from adverse changes in market prices and interest rates. ALCO monitors the impact of changes in the interest rates through the use of an Economic Value of Equity ("EVE") model. EVE is the net present value of the balance sheet cash flows. This measures a sudden increase or decrease in interest rates in 100 basis point increments and the effect of such change on the net present value of equity. The following table sets froth the estimated impact on immediate changes in interest rates as of December 31, 1998:

             RATE CHANGE                                    EVE                                     % CHANGE
             -----------                                 ---------                                  --------

                - 400                                    $  39,114                                   - 8.58%
                - 300                                       38,594                                   - 9.79
                - 200                                       38,582                                   - 9.82
                - 100                                       40,075                                   - 6.33
                    0                                       42,783                                     0.00
                + 100                                       46,172                                     7.92
                + 200                                       49,481                                    15.66
                + 300                                       52,708                                    23.19
                + 400                                       55,832                                    30.50

         The preceding table indicates that at December 31, 1998, in the event of a sudden and sustained increase in market rates the EVE would be expected to increase and given a decrease in market rates the EVE would be expected to decrease. Computations of forecasted efforts of interest rates are based on numerous assumptions, such as market interest rates, loan growth and prepayment, deposit maturities and retention and should not be relied upon as indicative of future results. Also, the computations do not take into effect any actions that the ALCO could undertake in response to changes in interest rates.


                               FINANCIAL CONDITION


LENDING ACTIVITIES

         The Company offers a broad range of personal and business loans and mortgage loan products. The Company aggressively pursues quality indirect lending through local automobile dealerships, small to medium sized commercial business loans, and direct residential loans. Also, through its Mortgage Banking Division, the Bank has focused efforts on residential loan originations that can be sold in the secondary market while it retains or packages for sale the servicing rights. The Mortgage Banking Division maintains relationships with correspondent lenders throughout the State of Florida, ensuring continued lending efforts without a concentration in any one area. Management believes this to be a prudent practice in the mortgage banking area as it minimizes risks associated with the localized economic downturns. The Mortgage Banking Division originates primary construction-to-permanent financing loans, which are considered to have less risk of nonpayment than construction only financings. In addition, with its acquisition of DesChamps, a Bradenton based residential mortgage brokerage company, in early 1997, the Bank also increased its origination of residential mortgage loans in Manatee and Sarasota counties.

         LOAN PORTFOLIO COMPOSITION. At December 31, 1998, total loans included portfolio loans of approximately $248.8 million, net, and loans held for sale of approximately $88.2 million. Total loans represented approximately 74% of the Company's total assets at December 31, 1998. Management's objective is to maintain its one-to-four family residential and construction loans at 30% of total loans. At December 31, 1998, approximately 35%, or $118.5 million, of its total loans were in one-to-four family residential and construction loans, including approximately $59.1 million in mortgage loans held for sale and $29.1 million of construction loans held for sale. The following table summarizes the composition of Bank's loan portfolio (excluding loans held for sale) by type of loan on the dates indicated.

                                                                         YEAR ENDED DECEMBER 31
                                   -----------------------------------------------------------------------------------------------
                                         1998                1997                1996                1995                1994
                                   ---------------     ---------------     ---------------     ---------------     ---------------
                                    AMOUNT     %        AMOUNT     %        AMOUNT     %        AMOUNT     %        AMOUNT     %
                                   --------  -----     --------  -----     --------  -----     --------  -----     --------  -----

                                                                       (DOLLARS IN THOUSANDS)

TYPE OF LOAN:
   Residential mortgage (1)....... $ 30,304   12.1%    $ 54,243   25.2%    $ 49,575   28.1%    $ 46,032   33.1%    $ 37,041   34.2%
   Commercial (2).................  159,356   63.6      112,039   52.1       82,172   46.6       61,064   43.8       46,774   43.2
   Consumer and other loans (3)...   60,768   24.3       48,827   22.7       44,691   25.3       32,169   23.1       24,479   22.6
                                   --------  -----     --------  -----     --------  -----     --------  -----     --------  -----
     Total loans.................. $250,428  100.0%    $215,109  100.0%    $176,438  100.0%    $139,265  100.0%    $108,294  100.0%
                                             =====               =====               =====               =====               =====

LESS:
   Allowance for loan losses......   (2,355)             (2,311)             (1,761)             (1,609)             (1,374)
   Net deferred costs (fees)......      735                 607                 588                 430                 450
                                   --------            --------            --------            --------            --------
   Total loans, net............... $248,808            $213,405            $175,265            $138,086            $107,370
                                   ========            ========            ========            ========            ========


---------------

(1) Substantially all single family loans. Real estate construction loans are included in loans held for sale.
(2) Commercial consists of commercial real estate and other commercial loans.
(3) Includes consumer installment loans.

                 Residential Mortgage Loans. This category of loans is comprised of mainly 1 to 4 single family residential loans. The decrease of this category of loans during the period covered by the table is due to the reclassification of Murdock's mortgage portfolio as held for sale. The loans held as portfolio loans are primarily variable rate loans.

                 Commercial Loans. The category of loan is comprised of commercial and commercial real estate loans to local business involved primarily in light manufacturing, service, retail, and wholesale activities. The growth in these loans is attributable to the continued economic growth of the region and the Bank's solicitation efforts in this area.

                  Consumer Loans. This category of loans is comprised of consumer and other loans that include automobile, personal lines of credit, boat, and credit cards. The increase in these loans is primarily due to the Bank's continued branching activities and solicitation of local automobile dealers.


         LOAN MATURITY SCHEDULE. The following table sets forth the maturities of loans outstanding as of December 31, 1998.

                                                                              AT DECEMBER 31, 1998
                                                             ------------------------------------------------------
                                                                             DUE AFTER 1
                                                               DUE IN 1       YEAR BUT      DUE AFTER
                                                             YEAR OR LESS  BEFORE 5 YEARS    5 YEARS        TOTAL
                                                             ------------  --------------   ---------     ---------
                                                                             (DOLLARS IN THOUSANDS)

1-4 Family Residential....................................     $  3,670       $  9,117      $  17,517     $  30,304
Other loans collateralized by real estate.................       11,886         43,248         45,060       100,194
Commercial and consumer loans.............................       37,125         70,395         12,410       119,930
                                                               --------       --------       --------     ---------
Total loans (1)...........................................     $ 52,681       $122,760       $ 74,987     $ 250,428
                                                               ========       ========       ========     =========

---------------
(1) Excluding deferred fees, allowance for loan losses, and loans held for sale.

         SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth as of December 31, 1998 the dollar amounts of loans due after one year which had predetermined interest rates and loans due after one year which had floating or adjustable interest rates.

                                                                                             DOLLAR AMOUNT OF LOANS
                                                                                             ----------------------
                                                                                                DECEMBER 31, 1998
                                                                                             ----------------------
                                                                                             (DOLLARS IN THOUSANDS)

Type of Interest Rate:
     Predetermined rate, maturity greater than one year..................................          $ 157,886
     Floating or adjustable rate due after one year......................................             39,861
                                                                                                   ---------
       Total.............................................................................          $ 197,747
                                                                                                   =========

LOAN CLASSIFICATION

         Management seeks to maintain a level of high quality assets through conservative underwriting and sound lending practices. Management intends to follow this policy even though it may result in foregoing the funding of higher yielding loans. Approximately 35% of the Company's loan portfolio, including loans held for sale, is collateralized by first liens on primarily owner-occupied residential homes which have historically carried a relatively low credit risk. The Company also maintains a commercial real estate portfolio comprised primarily of owner-occupied commercial businesses.

         In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending and additional precautions have been taken when such loans are made in order to reduce the Company's risk of loss. Generally, construction loans present a higher degree of risk to a lender depending upon, among other things, whether the borrower has permanent financing at the end of the loan period, whether the project is an income producing transaction in the interim, and the nature of changing economic conditions including changing interest rates. While there is no assurance that the Company will not suffer losses on its construction loans or its commercial real estate loans, management believes that it has reduced the risks associated therewith because, among other things, primarily all such loans relate to owner-occupied projects, projects where the borrower has received permanent financing commitments from which the Company will be repaid, and projects where the borrower has demonstrated to the Company's management that its business will generate sufficient income to repay the loan. The Company primarily enters into agreements with individuals who are familiar to Bank personnel, are residents of the Company's primary market area and are believed by management to be good credit risks.

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

         In addition to maintaining high quality assets, management attempts to limit the Company's risk exposure to any one borrower or borrowers with similar or related entities. As of December 31, 1998, the Bank has extended credit in excess of $2 million to 20 borrowers.

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company, on a routine basis, evaluates these concentrations for purposes of policing its concentrations and to make necessary adjustments in its lending practices that most clearly reflect the economic times, loan to deposit ratios, and industry trends. As of December 31, 1998, total loans to any particular group of customers engaged in similar activities or having similar economic characteristics did not exceed 10% of total loans.

         The Board of Directors of the Company concentrates its efforts and resources, and that of its senior management and lending officials, on loan review and underwriting procedures. The Company utilizes the services of an independent consultant to perform periodic loan documentation and compliance reviews as well as deposit and operations compliance reviews. Internal controls include a loan review specialist employed by the Bank, who performs on-going reviews of new and existing loans to monitor documentation and ensure the existence and valuations of collateral. Senior loan officers have established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for substandard loans. The goal of the loan review process is to address the watch list, and substandard and non-performing loans, as early as possible. Combined, these components are integral elements of the Company's loan program which has resulted in its loan portfolio performance to date. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

         Loans, including impaired loans, are generally classified by the Company as non-accrual loans if they are past due as to maturity or payment of principal or interest for a period of ninety days or more, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as a non-accrual loan. Loans that are on a current payment status or past due less than ninety days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt. Loans are not returned to accrual status until the principal and interest payments are brought current and future payments appear certain.

         Interest accrued and unpaid at the time a loan is placed in non-accrual status is charged against interest income. During the time that a loan is classified as non-accrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

         Real estate acquired by the Company as a result of foreclosure or acceptance of deeds in lieu of foreclosure is classified as foreclosed real estate. These properties are recorded on the date acquired at the lower of fair value less estimated selling costs or the recorded investment in the related loan. If the fair value after deducting the estimated selling costs of the acquired property is less than the recorded investment in the related loan, the estimated loss is charged to the allowance for loan losses at that time. The resulting carrying value established at the date of foreclosure becomes the new cost basis for subsequent accounting. After foreclosure, if the fair value less estimated selling costs of the property becomes less than its costs, the deficiency is charged to the provision for losses on foreclosed real estate. Costs relating to the developmental improvement of the property are capitalized, whereas those relating to holding the property for sale are charged as an expense.

         As of December 31, 1998, the Company had 20 loans on non-accrual status totaling $429,000, or 0.17% of total loans. As of December 31, 1998, the Company had other real estate owned ("OREO") of approximately $1,003,000, which consisted of six single family residences.

         In addition, the Company performs ongoing reviews of its new and existing loans to identify, evaluate, and initiate corrective action for substandard loans. As of December 31, 1998, the Company has identified approximately 125 loans to 86 borrowers to be monitored on its watch list and substandard list of loans, representing aggregate borrowings of approximately $6,480,000. Of this aggregate amount, management has assessed the maximum risk of loss to be $1,154,000 based on management's assessment of the ability of such borrowers to comply with their present loan repayment terms and assuming that the collateral for such loans must be liquidated. These loans have been considered by management in its assessment of the allowance for loan losses and none of these borrowers have failed to comply with their present loan repayment terms.

         The following table sets forth certain information, as of the date indicated, regarding non-accrual loans, restructured loans and loans 90 days or more past due.

                                                                               AT DECEMBER 31,
                                                      --------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                      ------        ------        ------        ------        ------
                                                                          (DOLLARS IN THOUSANDS)

NON-ACCRUAL LOANS:
       Residential mortgage ...................       $  225        $  762        $  934        $  130        $  685
       Commercial and commercial real estate...           71           153           133         1,017           341
       Consumer ...............................          133            71            67            96            71
                                                      ------        ------        ------        ------        ------
       Total non-accrual loans ................          429           986         1,134         1,243         1,097
TOTAL NON-PERFORMING LOANS (1) ................           33           687           229             0             0
RESTRUCTURED LOANS ............................        2,320            22            24             0             0
                                                      ------        ------        ------        ------        ------
       TOTAL ..................................       $2,782        $1,695        $1,387        $1,243        $1,097
                                                      ======        ======        ======        ======        ======
Percentage non-accrual, non-performing and
     Restructured loans to total loans ........         1.11%          0.8%          0.8%          0.9%          1.0%

------------
(1) Accruing loans which are contractually past due 90 days or more as to principal or interest.

ALLOWANCE FOR LOAN LOSSES

         In originating loans, the Company recognizes that loan losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Company's historical loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.

         Management continues to actively monitor the Company's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations.

         The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                                                   YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------------
                                                              1998           1997           1996           1995           1994
                                                            ---------      ---------      ---------      ---------      ---------
                                                                                    (DOLLARS IN THOUSANDS)

Total loans at end of period (1) .......................    $ 250,428      $ 215,109      $ 176,438      $ 139,265      $ 108,294
                                                            =========      =========      =========      =========      =========
Allowance at beginning of period .......................    $   2,311      $   1,761      $   1,609      $   1,374          1,021
                                                            ---------      ---------      ---------      ---------      ---------
Loans charged-off during the period ....................       (1,258)          (471)          (412)          (534)          (165)
Recoveries of loans previously charged-off .............          122            100             49             67             57
                                                            ---------      ---------      ---------      ---------      ---------
Net loans charged-off during the period ................       (1,136)          (371)          (363)          (467)          (108)
                                                            ---------      ---------      ---------      ---------      ---------
Provisions charged to income ...........................        1,180            921            515            702            291
                                                            ---------      ---------      ---------      ---------      ---------
Allowance at end of period .............................    $   2,355      $   2,311      $   1,761          1,609          1,374
                                                            =========      =========      =========      =========      =========
Ratio of net charge-offs to average loans outstanding...          0.38%          0.21%          0.23%          0.37%          0.14%
                                                            =========      =========      =========      =========      =========
Allowance as a percentage of total loans ...............         0.94%          1.07%          1.00%          1.16%          1.27%
                                                            =========      =========      =========      =========      =========
Allowance as a percentage of non-performing
    And non-accrual loans ..............................        509.7%         138.1%         129.2%         129.4%         125.2%


---------
(1)  Excludes loans held for sale.

         The following table sets forth a breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                 AT DECEMBER 31,
                                ---------------------------------------------------------------------------------
                                     1998            1997              1996            1995            1994
                                --------------  ---------------  ---------------  --------------  ---------------
                                        % OF             % OF             % OF            % OF             % OF
                                       LOANS TO         LOANS TO         LOANS TO        LOANS TO         LOANS TO
                                        TOTAL            TOTAL            TOTAL           TOTAL            TOTAL
                                AMOUNT  LOANS   AMOUNT   LOANS   AMOUNT   LOANS   AMOUNT  LOANS   AMOUNT   LOANS
                                ------  -----   ------   -----   ------   -----   ------  -----   ------   -----
                                                             (DOLLARS IN THOUSANDS)

Residential mortgage (1)...     $  310   12.1%  $  773    25.2%  $  615    28.1   $  468   33.1%  $  463    34.2%
Commercial and commercial
     real estate ..........        914   63.6      861    52.1      773    46.6      630   43.8      512    43.2
Consumer loans ............        639   24.3      641    22.7      342    25.3      233   23.1      251    22.6
Unallocated ...............        492    0.0       36     0.0       31     0.0      278    0.0      148     0.0
                                ------  -----   ------   -----   ------   -----   ------  -----   ------   -----
Total allowance for
     loan losses ..........     $2,355  100.0%  $2,311   100.0%  $1,761   100.0%  $1,609  100.0%  $1,374   100.0%
                                ======  =====   ======   =====   ======   =====   ======  =====   ======   =====

---------------------
(1) No allowance has been allocated to real estate construction since the amount such loans held in the Company's loan portfolio at the periods indicated was not material.

         The measurement of impaired loans is based on the fair value of the loan's collateral. The measurement of non-collateral dependent loans is based on the present value of expected future cash flows discounted at the historical effective interest rate. The components for the allowance for credit losses are as follows:

                                                                                DECEMBER 31,
                                                            --------------------------------------------------
                                                               1998                1997               1996
                                                            -----------         -----------        -----------

         Impaired loans............................         $   556,000         $   246,000        $   331,400
         Other.....................................           1,799,000           2,065,000          1,429,600
                                                            -----------         -----------        -----------
                                                            $ 2,355,000         $ 2,311,000        $ 1,761,000
                                                            ===========         ===========        ===========


INVESTMENT ACTIVITIES

         At December 31, 1998, 1997 and 1996, the Company's investment portfolio totaled $77,078,000, $68,664,000, and $43,509,000, respectively. The investment portfolio consists of U.S. Treasury and federal agency securities, trust preferred securities, municipal bonds, and FHLB stock. Maturities range from three months to fifteen years with a portfolio average maturity of approximately 5 years.

         Funds generated by the Bank as a result of increases in deposits or decreases in loans which are not immediately used by the Bank are invested in securities held in its investment portfolio. The investment portfolio is used as a source of liquidity for the Bank. The investment portfolio is structured so that it provides an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in interest rates.

         The following table summarizes the Bank's investment portfolio as of the dates indicated.

                         INVESTMENT SECURITIES PORTFOLIO

                                                            AT DECEMBER 31,
                                               ---------------------------------------
                                                1998            1997            1996
                                               -------         -------         -------
                                                        (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE (1):
   U.S. Treasury securities ..........         $ 2,042         $ 4,039         $ 7,425
   U.S. Government Agencies ..........          37,875          55,847          22,080
   State and municipal ...............           1,647           1,164           1,034
   Trust Preferred Securities ........           4,889               0               0
                                               -------         -------         -------
     Total debt securities ...........          46,453          61,050          30,539
   FHLB stock (restricted) ...........           1,870           1,709           1,075
   Mortgage-backed securities ........          28,755           5,905          11,895
                                               -------         -------         -------
     Total available for sale (2).....         $77,078         $68,664         $43,509
                                               =======         =======         =======


-------------------
(1) Carried at estimated market value. The Company does not have any securities being held to maturity.
(2) Cost of such securities (dollars in thousands) was $77,309 as of December 31, 1998, $68,438 as of December 31, 1997, and $43,664 as of December 31,
    1996.


         The following table summarizes the Company's securities (excluding the restricted FHLB Stock and mortgage-backed securities) by maturity and weighted average yields at December 31, 1998. Yields on tax exempt securities are stated at their nominal rates and have not been adjusted for tax rate differences.

                                                   AFTER ONE YEAR  AFTER FIVE YEARS
                                                    BUT WITHIN       BUT WITHIN
                                 WITHIN ONE YEAR      5 YEARS          10 YEARS        AFTER 10 YEARS        TOTAL
                                 ---------------   --------------   --------------    ----------------  ---------------
                                  AMOUNT  YIELD    AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT     YIELD  AMOUNT    YIELD
                                  ------  -----    ------   -----   -------  -----    -------    -----  ------    -----
                                                                 (DOLLARS IN THOUSANDS)

AT DECEMBER 31, 1998:
   U.S. Treasury securities.....   $ 505   5.30%   $1,014    5.34%  $   523   7.46%   $     0    0.00%  $ 2,042   5.87%
   U.S. Government agencies.....       0   0.00     2,015    6.54    11,030   6.75     24,830    6.64    37,875   6.67
   State and municipals.........       0   0.00         0    0.00         0   0.00      1,647    6.69     1,647   6.69
   Trust preferred securities...       0   0.00         0    0.00         0   0.00      4,889    8.67     4,889   8.67
                                   -----   ----    ------    ----   -------   ----    -------    ----   -------   ----
                                   $ 505   5.30%   $3,029    6.13%  $11,553   6.78%   $31,366    6.71%  $46,453   6.69%
                                   =====   ====    ======    ====   =======   ====    =======    ====   =======   ====


DEPOSIT ACTIVITIES AND OTHER SOURCE OF FUNDS

         GENERAL. Deposit accounts are the primary source of funds of the Company for use in lending and other investment purposes. In addition to deposits, the Company draws funds from interest payments, loan principal payments, loan and security sales, and funds from operations (including various types of loan fees). Scheduled loan payments of principal and interest are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Company may use borrowings on a short-term basis, if necessary, to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer term basis for general business purposes.

         DEPOSIT ACTIVITIES. Deposits are attracted principally from within the Company's primary market area through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. Total deposits were $344,845,000, $302,746,000, and

$232,433,000 at December 31, 1998, 1997, and 1996 respectively. The introduction of new products and the continued focus on quality customer service have contributed to strong deposit growth. The Company continues to develop consumer and commercial deposit relationships through referrals and additional contacts within its market area. As of December 31, 1998, 1997, and 1996, jumbo certificates accounted for $38,716,000, $36,170,000, and $24,702,000, respectively, of the Company's deposits. The Company has not aggressively attempted to obtain large denomination, high interest-bearing certificates except to address a particular funding need. In an effort to fund the rapid growth of the loan volume originated by the Mortgage Banking Division during the fourth quarter of 1994, the Company offered a five year certificate of deposit and money market product at above market rates at that time. In addition, in an effort to fund strong loan demand during 1996, the Company offered a five year certificate and money market product at above market rates at that time. Although all of such deposits were originated within the Company's market area and substantially all were not jumbo products, the regulators required the Company to classify these deposits as brokered deposits because the rate exceeded 75 basis points over the then existing market rate.

         Maturity terms, service fees, and withdrawal penalties are established by the Company on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         AVERAGE DEPOSIT BALANCE AND RATES. The following table sets forth the average balance and weighted average rates for the Bank's categories of deposits for the period indicated.

                                                                  AT DECEMBER 31,
                                        1998                           1997                         1996
                             ---------------------------   ----------------------------  --------------------------
                             AVERAGE  AVERAGE     % OF     AVERAGE   AVERAGE     % OF    AVERAGE  AVERAGE    % OF
                             BALANCE    RATE    DEPOSITS   BALANCE     RATE    DEPOSITS  BALANCE    RATE   DEPOSITS
                             --------   ----    --------   --------    ----    --------  --------   ----   --------
                                                              (DOLLARS IN THOUSANDS)

Non-interest checking......  $ 56,275   0.00%      17      $ 38,753    0.00%      14     $ 25,787   0.00%      12
Interest checking and
   Money Market............    97,280   3.48%      30        82,367    3.90%      30       55,853   3.74%      26
Savings....................    14,504   2.12%       4        12,773    2.38%       5       12,682   2.46%       6
Certificates of deposit....   157,172   6.01%      49       137,986    6.08%      51      117,407   6.03%      56
                             --------             ---      --------              ---     --------             ---
     Total.................  $325,231             100      $271,879              100     $211,729             100
                             ========             ===      ========              ===     ========             ===

         CERTIFICATES OF DEPOSIT. At December 31, 1998, certificates of deposit represented approximately 49% of the Company's total deposits, as compared to 51% of total deposits at December 31, 1997, and 56% at December 31, 1996. The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Company. Management believes that substantially all of the Company's depositors are residents, either full or part time, in its primary market area.

         The following table summarizes the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1998 and December 31, 1997.

                                                                          AT DECEMBER 31,          AT DECEMBER 31,
                                                                         -----------------        -----------------
                                                                                1998                     1997
                                                                         -----------------        -----------------
MATURITY PERIOD                                                                    (DOLLARS IN THOUSANDS)

Less than three months..................................................      $  5,795                  $ 6,486
Over three months through six months....................................         6,990                    5,197
Over six months through twelve months...................................        14,675                   10,208
Over twelve months......................................................        11,256                   14,279
                                                                              --------                  -------
     Totals.............................................................      $ 38,716                  $36,170
                                                                              ========                  =======

         The following table indicates the scheduled maturities of time deposits of the Company as of December 31, 1998 and December 31, 1997.

                                                                          AT DECEMBER 31,          AT DECEMBER 31,
                                                                         -----------------        -----------------
                                                                                1998                     1997
                                                                         -----------------        -----------------
MATURITY PERIOD                                                                    (DOLLARS IN THOUSANDS)

Due within one year.....................................................     $ 107,108                 $ 86,347
Due after one through two years.........................................        23,170                   34,662
Due after two through three years.......................................        20,614                   13,487
Due after three through four years......................................         4,852                   19,389
Due after four years....................................................         7,540                    5,095
                                                                             ---------                 --------
                                                                             $ 163,284                 $158,980
                                                                             =========                 ========

         DEPOSIT FLOWS. The following table sets forth the deposit flows of the Company during the periods indicated.

                                                                              YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                         1998           1997           1996
                                                                        -------        -------        -------
                                                                              (DOLLARS IN THOUSANDS)

Net increase before interest credited.......................            $28,961        $58,717        $35,966
Net credited................................................             13,138         11,596          9,740
                                                                        -------        -------        -------
   Net deposit increase ....................................            $42,099        $70,313        $45,706
                                                                        =======        =======        =======

         BORROWINGS. The Company has borrowed funds during the past to fund short-term cash requirements. None of such funds were used to fund loan activity. In the future, if there are periods when the supply of funds from deposits cannot meet the demand for loans, the Company has the ability to seek a portion of the needed funds through loans (advances) from the FHLB of Atlanta where the Company, as of December 31, 1998, had a $50 million line of credit. As of December 31, 1998, $34.9 million has been borrowed on the line and $15.1 million remained available for future use. As of March 26, 1999, the line of credit has been increased to $75 million, of which $45.6 million have been borrowed.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is defined as the ability of the Company to generate sufficient cash to fund current loan demand, deposit withdrawals, other cash demands and disbursement needs, and otherwise to operate on an ongoing basis. The Bank's principal sources of funds are deposits, principal and interest payments on loans, sale of loans, interest on investments, and the sale of investments. During 1998, the Bank received $42.1 million from deposit growth, $50.5 million from the sale of investments, and $50.1 million from maturing investments. In addition, the Bank also has the ability to borrow from the FHLB to supplement its liquidity needs. At December 31, 1998, the Bank had outstanding borrowings of approximately $34.9 million under its line of credit with the FHLB.
         The Company's liquidity needs and funding are provided through the sale of its equity securities and the issuance of certain debt instruments. In this regard, on May 21, 1998, the Company formed ABI Capital Trust, a Delaware statutory trust and a wholly-owned subsidiary of the Company (the "Trust"), for the purpose of (i) issuing and selling in common securities to the Company and its trust preferred securities to the public, and (ii) using the proceeds therefrom to purchase 8.5% Deferrable Interest Debentures ("Junior Subordinated Debentures") from the Company. Accordingly, the Junior Subordinated Debentures were to be, and are, the sole asset of the Trust. In July 1998 and August 1998, the Trust sold $16,249,420 of its trust preferred securities to the public and $502,570 of its common securities to the Company. The Trust used the proceeds to purchase $16,751,990 Junior Subordinated Debentures issued by the Company. Of the net proceeds of approximately $15.4 million, the Company has invested $8.0 million in the Bank as an additional capital contribution, and repaid other outstanding indebtedness totaling approximately $3.0 million. The balance of the funds will be used for general corporate purposes, including but not limited to (a) making additional capital contributions to the Bank, (b) making additional capital contributions to the Finance Company, (c) investing in other business opportunities as may present themselves from time to time, and (d) working capital. Following the offer and sale of the Trust's securities, the Company owned and currently holds all of the outstanding common securities of the Trust, its only voting securities, and as a result the Trust is a subsidiary of the Company.

         At December 31, 1998, shareholders' equity was approximately $27,427,000, or 6.03% of total assets, as compared to $26,079,000 at December 31, 1997, or 7.37% of total assets. At December 31, 1998 and December 31, 1997, respectively, the Company's Tier I leverage ratio was 8.1% and 7.28%, the Tier I risk-based capital ratio was 11.4% and 9.81% and the total risk-based capital ratio was 12% and 10.48%, all in excess of FRB guidelines for a "well capitalized" bank holding company.

         At December 31, 1998 and December 31, 1997, the liquidity ratio of the Company was 42.53%, and 35.79%, respectively, well in excess of regulatory requirements.

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

RETURN ON EQUITY AND ASSETS

         The following table sets forth certain selected performance ratios of the Company for the periods indicated:

                                                                                    AT DECEMBER 31,
                                                                        --------------------------------------
                                                                        1998             1997             1996
                                                                        ----             ----             ----
                                                                                (DOLLARS IN THOUSANDS)

Return on average assets....................................            0.40%            0.61%            0.32%
Return on average equity....................................            6.02%            9.03%            3.63%
Dividend payout ratios......................................              (1)              (1)              (1)
Average equity to average assets............................            6.63%            6.79%            8.76%

----------------
(1) The Company has not paid any dividends since inception.


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

FUTURE ACCOUNTING REQUIREMENTS

         Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133")." This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement is effective for the Company's fiscal year ending December 31, 2000. Because the Company does not currently hold any derivative instruments, the adoption of this statement will have no impact on the financial statements.

         FASB also has issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity ("SFAS 134")". This statement amends SFAS No. 65 allowing mortgage-backed securities or other retained interests arising from the securitization of mortgage loans to be classified based on the mortgage banking entities' ability and intent to sell or hold those securities. Previously these securities had to be held within a trading account. This statement is effective for the Company's fiscal year ending December 31, 1999. The adoption of this standard is not expected to have a significant impact on the financial statements.

YEAR 2000 COMPLIANCE

         YEAR 2000 ISSUES AND STATE OF READINESS. The Company is aware of the issues associated with existing computer-controlled systems properly recognizing and processing information relating to dates in and after the Year 2000. Systems that cannot adequately process dates beyond the year 1999 could generate erroneous data or cause a system to fail. Because the Year 2000 issue poses an unprecedented enterprise wide challenge for every organization, the Company formed a Year 2000 Committee ("Y2K Committee"). The Y2K Committee developed a Year 2000 Project Plan ("Y2K Plan") which addresses both internal and external technology. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and purchased software which is run on in-house computer networks.

         In 1997 the Company, through the Y2K Committee, initiated a review and assessment of all hardware and software to confirm that it will function properly in the Year 2000. Each system was evaluated for its degree of significance to the operations of the Company and detailed test plans were developed for those systems determined to be of a critical nature.

         Third-party data processing vendors (primarily M&I Data Services, Inc. for its general ledger, deposits, and portfolio loans; Essex Home Mortgage Servicing Corp. for its loans held for sale; Compass Bank for its investment portfolio, and Contour, Inc. for its mortgage loan processing systems) have been contacted and the Company has obtained verification from these vendors that these systems will function properly in the Year 2000.

         With respect to purchased software and electronic hardware devices currently in use, the Company has inventoried these items to determine which of these devices rely on a valid date in order to function. The Company has contacted those vendors identified through this inventory, who have indicated that their hardware and software is or will be Year 2000 compliant in time frames that meet regulatory requirements.

         Non-information technology embedded systems consisting primarily of security systems, HVAC controls and elevators have also been reviewed. These systems were found to be generally year 2000 compliant.

         The Company also has relationships with suppliers and other companies. The Company has contacted key suppliers of goods or services regarding their Year 2000 readiness. They are in the process of reviewing their systems. The Company will continue to monitor these suppliers as to their Year 2000 readiness.

         RISKS ASSOCIATED WITH YEAR 2000 AND CONTINGENCY PLAN. Based on information currently available to the Company, the Company believes that the most reasonably likely worst case Year 2000 scenario with respect to the Company relate to the potential failure of third party data processing vendors to become Year 2000 compliant. The inability of these third party data processing vendors to complete their Year 2000 remediation processes in a timely fashion could result in delays in processing daily transactions and could result in a material and adverse effect on the Company's results of operations and financial condition. The Company has developed a contingency plan to address potential failures in these systems. The Company believes that modifications to existing systems, conversion to new systems, and vendor compliance upgrades will be resolved on a timely basis.

         EXPENSES RELATED TO YEAR 2000 COMPLIANCE. The Company's current assessment of cost associated with the completion of its Y2K Plan is not considered by management to be material to the Company's future operations. Through December 31, 1998, the Company has expended $25,000 on its Y2K Plan and anticipates additional costs of approximately $155,000, to be incurred in 1999. The cost of completing the Company's Y2K Plan and the dates on which all procedures will be completed are based on management's best estimates. These estimates were derived utilizing various assumptions about future events, including the continued availability of resources, external technology, modification plans and other significant factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those currently anticipated.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See Item 7 of this Form 10-K, "Management's Discussions and Analysis of Financial Conditions and Results of Operations - Market Risk" for quantitative and qualitative disclosures about market risk.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are contained on pages F-1 through F-31 of this Report:

         Report of Independent Certified Public Accountants;

         Consolidated Balance Sheets - December 31, 1998 and 1997;

         Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996;

         Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996;

         Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

ITEM 10.          DIRECTORS  AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 of Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 11.          EXECUTIVE COMPENSATION

         Information required by Item 11 of Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Item 12 of Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Item 13 of Form 10-K is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)      EXHIBITS

         3.1 -- Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997 previously filed with the Commission.

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

        10.2 -- Employment Agreement, dated June 30, 1996, by and between the Bank and Philip W. Coon, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

       *10.3   -- Addendum, dated May 14, 1998, to Employment Agreement by and between the Bank and Philip W. Coon.

        10.4 -- Employment Agreement, dated June 30, 1996, by and between the Bank and David R. Mady, incorporated herein by reference to
                  Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

       *10.5   -- Addendum, dated May 14, 1998, to Employment Agreement by and between the Bank and David R. Mady.

        10.6 -- Employment Agreement, dated January 1, 1996, by and between the Bank and John S. Nash, incorporated herein by reference to
                  Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

        10.7 -- Employment Agreement, dated January 1, 1996, by and between the Bank and Michael Lewis, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

        10.8 -- Employment Agreement, dated January 22, 1997, by and between the Bank and Stuart M. Gregory, incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

        10.9 -- Employment Agreement, dated February 1, 1998, by and between the Bank and Brian M. Watterson, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1998.

        10.10 -- Data Processing Agreement, dated April 1, 1995, by and between the Bank and M & I Data Services, Inc., incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

        10.11 -- Mortgage Loan Subservice Agreement between Dovenmuehle Mortgage, Inc. and American Bank of Bradenton, dated May 17, 1994, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.


        10.12 -- American Bancshares, Inc. and American Bank of Bradenton Incentive Stock Option Plan of 1996, dated May 28, 1996, and Form of Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 previously filed with the Commission.

        10.13 -- American Bancshares, Inc. 1997 Nonqualified Share Option Plan for Non-Employee Directors, dated March 18, 1997, and Form of Nonqualified Share Option Agreement, incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

        10.14  -- Assignment of Lease and Consent to Assignment, dated
                  February 15, 1998, by and between the Finance Company, G.J.M. Properties, Inc., and First Enterprise Acceptance Corporation, and Lease Agreement assumed thereby, incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

        *21.1  -- Subsidiaries of the Company.

        *27.1  -- Financial Data Schedule (for SEC use only).

        *99.1  -- Report of Independent Auditors Hacker, Johnson, Cohen &
                  Grieb, P.A. for the 1997 and 1996 Audits of Murdock Florida
                  Bank
-----------------------
*        Exhibit filed herewith.


         (b)      FINANCIAL STATEMENT SCHEDULES

                  See Item 8 of this Form 10-K, "Financial Statements and Supplementary Data" for a description of the financial statements and schedules filed with the Annual Report on Form 10-K.

         (c)      REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.


              With the exception of the information expressly incorporated herein by reference, the Company's proxy statement for the 1999 Annual Meeting of Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN BANCSHARES, INC.

Date:  March 29, 1999                   By:/s/ Gerald L. Anthony
                                           -------------------------------------
                                           Gerald L. Anthony
                                           President and Chief Executive Officer


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

              SIGNATURE                                     TITLE                                     DATE
              ---------                                     -----                                     ----


/s/ J. Gary Russ                                Chairman of the Board                            March 29, 1999
----------------------------------------
         J. Gary Russ


/s/ Gerald L. Anthony                           President, Chief Executive Officer and           March 29, 1999
----------------------------------------        Director (Principal Executive Officer)
         Gerald L. Anthony


/s/ Ronald L. Larson                            Director                                         March 29, 1999
----------------------------------------
         Ronald L. Larson


/s/ Timothy I. Miller                           Director                                         March 29, 1999
----------------------------------------
         Timothy I. Miller


/s/ Dan E. Molter                               Director                                         March 29, 1999
----------------------------------------
         Dan E. Molter


/s/ Kirk D. Moudy                               Director                                         March 29, 1999
----------------------------------------
         Kirk D. Moudy


/s/ Lindell W. Orr                              Director                                         March 29, 1999
----------------------------------------
         Lindell W. Orr


/s/ Lynn B. Powell, III                         Director                                         March 29, 1999
----------------------------------------
         Lynn B. Powell, III


/s/ Walter L. Presha                            Director                                         March 29, 1999
----------------------------------------
         Walter L. Presha


/s/ R. Jay Taylor                               Director                                         March 29, 1999
----------------------------------------
         R. Jay Taylor


/s/ Edward D. Wyke                              Director                                         March 29, 1999
----------------------------------------
         Edward D. Wyke


/s/ Brian M. Watterson                          Chief Financial Officer                          March 29, 1999
----------------------------------------        (Principal Financial Officer)
         Brian M. Watterson

                         AMERICAN BANCSHARES, INC. AND
                                  SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                     WITH REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Table of Contents

                                                        Pages

Report of Independent Certified Public Accountants       F-1

Consolidated Financial Statements:

  Consolidated Balance Sheets                            F-2

  Consolidated Statements of Income                      F-3

  Consolidated Statements of Shareholders' Equity        F-4
    and Comprehensive Income

  Consolidated Statements of Cash Flows                  F-5

  Notes to Consolidated Financial Statements          F-6 - 30

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of American Bancshares, Inc. and Subsidiaries
Bradenton, Florida

In our opinion, based upon our audits and the report of the other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of American Bancshares, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Murdock Florida Bank which statements reflect total assets of 18% and 23% at December 31, 1997 and 1996, respectively, and net income of 15% and 13% for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Murdock Florida Bank, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

                                     PricewaterhouseCoopers LLP

Tampa, Florida
February 13, 1999

American Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 1998 and 1997 (in thousands except share amounts)



                          ASSETS                                                  1998               1997

Cash and due from banks                                                        $  20,319           $ 13,276
Federal funds sold                                                                     0              5,120
Loans held for sale                                                               88,158             39,588
Investment securities available for sale (at aggregate fair value)                77,078             68,664
Loans receivable (net of allowance for loan losses and deferred loan
     fees/costs of $1,620 in 1998 and $1,705 in 1997)                            248,808            213,405
Premises and equipment, net                                                       12,894              9,161
Other assets                                                                       7,907              4,687
                                                                               ---------           --------
    Total assets                                                               $ 455,164           $353,901
                                                                               =========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits                                                                     $ 344,845           $302,746
  Securities sold under agreements to repurchase                                  29,592             17,528
  Federal Home Loan Bank advances                                                 34,900              5,000
  Note payable                                                                         0                500
  Guaranteed Preferred Beneficial Interests in the
     Company's Junior Subordinated Debentures                                     16,249                  0

  Other liabilities                                                                2,151              2,048
                                                                               ---------           --------
    Total liabilities                                                            427,737            327,822
                                                                               ---------           --------
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
  Common stock - $1.175 par value; 10,000,000 shares authorized;
       4,994,984 and 4,994,484  shares issued and outstanding at                   5,870              5,870
       December 31, 1998 and 1997, respectively
  Additional paid-in capital                                                      15,551             15,548
  Accumulated other comprehensive income, net of tax of $(87) and $86
       at December 31, 1998 and 1997, respectively                                  (143)               139
  Retained earnings                                                                6,149              4,522
                                                                               ---------           --------
    Total shareholders' equity                                                    27,427             26,079
                                                                               ---------           --------
    Total liabilities and shareholders' equity                                 $ 455,164           $353,901
                                                                               =========           ========

The accompanying notes are an integral part of these consolidated financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
for the years ended December 31, 1998, 1997 and 1996
(in thousands except share amounts)



                                                                 1998            1997          1996
Interest income:
  Interest and fees on loans                                 $   26,250      $   20,101      $   16,150
  Interest on federal funds sold                                    265             534             336
  Interest on investment securities                               4,670           3,996           2,945
                                                             ----------      ----------      ----------

    Total interest income                                        31,185          24,631          19,431
                                                             ----------      ----------      ----------
Interest expense:
  Deposits                                                       13,142          11,905           9,475
  Borrowings                                                      3,030           1,012             490
                                                             ----------      ----------      ----------
    Total interest expense                                       16,172          12,917           9,965
                                                             ----------      ----------      ----------

    Net interest income                                          15,013          11,714           9,466

Provision for loan losses                                         1,180             921             515
                                                             ----------      ----------      ----------
    Net interest income after provision for loan losses          13,833          10,793           8,951
                                                             ----------      ----------      ----------
Other income                                                      5,245           4,156           2,148

Other expenses                                                   16,574          11,912           9,856
                                                             ----------      ----------      ----------
    Income before income tax provision                            2,504           3,037           1,243

Income tax provision                                                877           1,117             461
                                                             ----------      ----------      ----------

    Net income                                               $    1,627      $    1,920      $      782
                                                             ==========      ==========      ==========
Weighted average basic shares outstanding                     4,994,765       4,988,318       4,637,565
                                                             ==========      ==========      ==========
Weighted average diluted shares outstanding                   5,019,291       5,019,484       4,692,093
                                                             ==========      ==========      ==========
Earnings per share:
  Basic                                                      $     0.33      $     0.38      $     0.17
                                                             ==========      ==========      ==========
  Diluted                                                    $     0.32      $     0.38      $     0.17
                                                             ==========      ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996 (in thousands except share amounts)



                                                                    Common Stock
                                                      --------------------------------------
                                      Comprehensive    Authorized    Outstanding                Additional      Retained
                                          Income         Shares         Shares     Par Value  Paid-In Capital   Earnings
                                      -------------    ----------    ------------  ---------  ---------------  ---------

 Balance, January 1, 1996                               10,000,000      3,325,094      $3,907      $ 8,725      $ 1,820

 Exercise of warrants                                            0        163,695         192          790            0
 Issuance of stock                                               0      1,436,979       1,689        5,689            0
 Net income                               $   782                0              0           0            0          782
 Change in net unrealized gain on
     investment securities available         (270)               0              0           0            0            0
     for sale
                                          -------
 Comprehensive income                     $   512                0              0           0            0            0
                                          =======       ----------      ---------      ------      -------      -------
 Balance, December 31, 1996                             10,000,000      4,925,768       5,788       15,204        2,602

 Exercise of warrants                                            0         61,597          73          297            0
 Issuance of stock                                               0          7,119           9           47            0
 Net income                               $ 1,920                0              0           0            0        1,920
 Change in net unrealized loss on
     investment securities available
     for  sale                                230                0              0           0            0            0
                                          -------
 Comprehensive income                     $ 2,150                0              0           0            0            0
                                          =======       ----------      ---------      ------      -------      -------
 Balance, December 31, 1997                             10,000,000      4,994,484       5,870       15,548        4,522

 Exercise of stock option                                        0            500           0            3            0
 Net income                               $ 1,627                0              0           0            0        1,627
 Change in net unrealized gain on
     investment securities available
     for sale
                                             (282)               0              0           0            0            0
                                          -------
 Comprehensive income                     $ 1,345                0              0           0            0            0
                                          =======       ----------      ---------      ------      -------      -------
Balance, December 31, 1998                              10,000,000      4,994,984      $5,870      $15,551      $ 6,149
                                                        ==========      =========      ======      =======      =======




                                   Accumulated Other
                                     Comprehensive
                                       Income,Net       Total
                                   ------------------ --------
 Balance, January 1, 1996                 $ 179       $ 14,631

 Exercise of warrants                         0            982
 Issuance of stock                            0          7,378
 Net income                                   0            782
 Change in net unrealized gain on
     investment securities available       (270)          (270)
     for sale
 Comprehensive income                         0              0
                                          -----       --------
 Balance, December 31, 1996                 (91)        23,503

 Exercise of warrants                         0            370
 Issuance of stock                            0             56
 Net income                                   0          1,920
 Change in net unrealized loss on
     investment securities available
     for  sale                              230            230
 Comprehensive income                         0              0
                                          -----       --------
 Balance, December 31, 1997                 139         26,079

 Exercise of stock option                     0              3
 Net income                                   0          1,627
 Change in net unrealized gain on
     investment securities available
     for sale
                                           (282)          (282)
 Comprehensive income                         0              0
                                          -----       --------
Balance, December 31, 1998                $(143)      $ 27,427
                                          =====       ========


The accompanying notes are an integral part of these consolidated financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1998, 1997 and 1996 (in thousands)

                                                                                 1998           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $   1,627       $  1,920       $    782
                                                                              ---------       --------       --------
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Deferred taxes                                                                (177)          (199)          (420)
     Depreciation                                                                   964            718            486
     Amortization of investment securities                                            6             18            120
     Provision for loan losses                                                    1,180            921            515
     Net gain on sale of investment securities available for sale                  (410)          (140)          (107)
     Gain on sale of loans                                                       (1,321)          (678)          (514)
     (Gain) loss on sale of other real estate owned                                   0            (13)           336
     Origination of loans held for sale, net of repayments                     (116,184)       (58,452)       (38,628)
     Proceeds from sales of loans held for sale                                  68,179         44,113         38,159
     Increase in deferred loan costs                                                  0             23            150
     Increase in other liabilities                                                  103            767             71
     (Increase) decrease in other assets                                         (2,036)          (962)           682
                                                                              ---------       --------       --------
       Total adjustments                                                        (49,696)       (13,884)           850
                                                                              ---------       --------       --------
       Net cash (used in) provided by operating activities                      (48,069)       (11,964)         1,632
                                                                              ---------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net loans to customers                                                       (35,949)       (43,153)       (36,812)
   Purchases of bank premises and equipment                                      (4,697)        (2,744)        (3,332)
   Proceeds from sales of available for sale investment securities               50,445         17,998         33,501
   Proceeds from maturities of available for sale investment securities          50,779         14,178         12,338
   Purchases of available for sale investment securities                       (109,516)       (56,936)       (49,449)
   Recoveries on loans charged off                                                  122            101             46
                                                                              ---------       --------       --------
       Net cash used in investing activities                                    (48,816)       (70,556)       (43,708)
                                                                              ---------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, NOW, money market and savings
       accounts                                                                  37,795         36,469         28,231
   Net increase in time deposits                                                  4,304         33,844         17,475
   Net increase in securities sold under agreements to repurchase                12,064          7,415            546
   Net proceeds (repayments) from advances and from borrowings                   29,400           (800)          (200)
   Payments for debt issue costs                                                 (1,007)             0              0
   Proceeds from issuance of Guaranteed Preferred Beneficial
       Interests in the Company's Junior Subordinated Debentures                 16,249              0              0
   Proceeds from stock sale                                                           3            425          8,359
                                                                              ---------       --------       --------
       Net cash provided by financing activities                                 98,808         77,353         54,411
                                                                              ---------       --------       --------

Net increase (decrease) in cash and cash equivalents                              1,923         (5,167)        12,335
Cash and cash equivalents at beginning of year                                   18,396         23,563         11,228
                                                                              ---------       --------       --------
Cash and cash equivalents at end of year                                      $  20,319       $ 18,396       $ 23,563
                                                                              =========       ========       ========
 DISCLOSURES
   Interest paid                                                              $  15,934       $ 12,711       $  9,787
                                                                              =========       ========       ========
   Income taxes paid                                                          $   1,330       $  1,415       $    542
                                                                              =========       ========       ========
   Reclassification of loans to foreclosed real estate                        $   1,002       $    160       $    518
                                                                              =========       ========       ========
   Loans originated for sale of foreclosed real estate                        $       0       $     95       $    570
                                                                              =========       ========       ========
   Unrealized appreciation (depreciation) on investment securities            $    (282)      $    230       $   (270)
                                                                              =========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

American Bancshares, Inc. and Subsidiaries
Notes to  Consolidated Financial Statements

1.   Organization:

     American Bancshares, Inc. (Holding Company) is a one-bank holding company, operated under the laws of the State of Florida. It has three wholly owned subsidiaries, which include a banking subsidiary, American Bank (Bank), a state-chartered bank; Freedom Finance Company (Finance), a Florida Corporation; and ABI Capital Trust (ABICT), a Delaware Statutory trust. The Bank is a general commercial bank with all the rights, powers, and privileges granted and conferred by the Florida Banking Code. Finance is a full service consumer financing company incorporated in 1997. ABICT is a trust formed in 1998 existing for the exclusive purpose of issuing and selling common securities and preferred securities (together trust securities) and investing the proceeds from the sale of the trust securities in junior subordinated debentures issued by the Holding Company. The sole assets of the ABICT are the Junior Subordinated Debentures of the Holding Company.

2.   Summary of Significant Accounting Policies:

     The accounting and reporting policies of the Holding Company and Subsidiaries conform to generally accepted accounting principles and general practice within the banking industry. Following is a description of the more significant of those policies:

     Basis of Presentation - The consolidated financial statements give retroactive effect to the merger with Murdock Florida Bank, American Bank of Bradenton, and the Holding Company. The merger was consummated on March 23, 1998 and resulted in the Holding Company issuing a total of 924,024 shares of common stock in exchange for all of the outstanding stock of Murdock Florida Bank. The transaction has been accounted for on a pooling-of-interests basis, and the financial statements are presented as if the merger had been consummated for the period presented. As required by generally accepted accounting principles, the consolidated financial statements became the historical consolidated financial statements upon issuance of the Holding Company's consolidated financial statements for the quarter ended March 31, 1998. The Company's combined net interest income and continuing net income through the date of acquisition for the periods ended December 31, 1998, 1997 and 1996, respectively is as follows:


                                    (amounts in thousands)
                               --------------------------------
                                     Net Interest Income
                               --------------------------------
                                  1998         1997        1996
                               -------      -------      ------
American Bancshares, Inc.      $12,724      $ 9,271      $7,137
Murdock Florida Bank             2,289        2,443       2,329
                               -------      -------      ------
Combined total                 $15,013      $11,714      $9,466
                               =======      =======      ======



                                         (amounts in thousands)
                                      -----------------------------
                                               Net Income
                                      -----------------------------
                                       1998        1997       1996
                                      ------      ------      -----
       American Bancshares, Inc.      $1,268      $1,631      $ 883
       Murdock Florida Bank              359         289       (101)
                                      ------      ------      -----
       Combined total                 $1,627      $1,920      $ 782
                                      ======      ======      =====

    Principles of Consolidation - The consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiaries, American Bank of Bradenton, Freedom Finance Company, and ABI Capital Trust collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated.

    Use of Estimates - Significant estimates are made by management in determining the allowance for possible loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for possible loan losses is dependent, to a great extent, on general and other conditions that may be beyond the Bank's control, it is at least reasonably possible that the estimates of the allowance for possible loan losses and the carrying values of the real estate assets could differ materially in the near term.

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

     The Company purchases consumer loans from local auto dealers which are collateralized by automobiles. In conjunction with this program, the Company pays a premium represented by the present value differential of the yield required by the Company and the underlying loan interest rate. The premium paid is amortized as a yield adjustment, using the interest method, over the contractual lives of the loans. If the loan prepays, the Company has recourse against the auto dealer for any unamortized premiums. At December 31, 1998 and 1997, the unamortized premiums totaled approximately $611,000 and $449,000, respectively.

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

     Mortgage Servicing Rights - The Company recognizes an asset for rights to service mortgage loans for others by management periodically. The value of mortgage servicing rights related to loans sold was approximately $715,000 and $145,000 at December 31, 1998 and 1997, respectively. The Company had no valuation allowance for capitalized mortgage servicing rights at December 31, 1998 and 1997.

    Other Real Estate Owned - Other real estate owned includes properties acquired through foreclosure or acceptance of deeds in lieu of foreclosure. These properties are recorded on the date acquired at the lower of fair value minus estimated costs to sell or the recorded investment in the related loan. If the fair value minus estimated costs to sell the property acquired is less than the recorded investment in the related loan, the resulting loss is charged to the allowance for loan losses. The resulting carrying value established at the date of foreclosure becomes the new cost basis for subsequent accounting. After foreclosure, if the fair value minus estimated costs to sell the property becomes less than its cost, the deficiency is charged to the valuation allowance on other real estate owned or charged directly to the asset. Costs relating to the development and improvement of the property are capitalized, whereas those relating to holding the property for sale are charged to expense. Gains and losses on the disposition of other real estate owned are reflected in operations as incurred. The Company had other real estate owned of approximately $1,003,000 and $363,000 at December 31, 1998 and 1997, respectively.

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

     Earnings Per Share - In 1997 the Company adopted Financial Accounting Standards Board Statement No. 128 (FAS No. 128), "Earnings Per Share." FAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts have been restated to conform to the FAS No. 128 requirements.

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


                                                               1998            1997            1996
                                                            ----------      ----------      ----------
 Weighted average common shares outstanding                 $4,994,765      $4,988,318      $4,637,565
 Weighted average common shares equivalents                     24,526          31,166          54,528
                                                            ----------      ----------      ----------
 Shares used in diluted earnings per share calculation      $5,019,291      $5,019,484      $4,692,093
                                                            ==========      ==========      ==========

     Reclassifications - Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation. Such reclassification had no impact on total assets, equity, net income or total cash flow balances previously reported.

3.   Investment Securities Available for Sale:

     The amortized costs and approximate fair value of investment securities available for sale at December 31, 1998 and 1997 are summarized as follows:


                                                 (amounts in thousands)
                                       ----------------------------------------------
                                                           1998
                                       ----------------------------------------------
                                                    Gross        Gross
                                       Amortized  Unrealized  Unrealized  Approximate
                                          Cost      Gains       Losses     Fair Value
                                       ---------  ----------  ----------  -----------
       Available for sale:
         U.S. Treasury Securities        $ 2,026      $ 16      $   0       $ 2,042
         U.S. Government agencies         37,974        79       (178)       37,875
         State and municipals              1,656        48        (57)        1,647
         Trust preferred securities        4,975         8        (94)        4,889
                                         -------      ----      -----       -------
           Total debt securities          46,631       151       (329)       46,453
                                         -------      ----      -----       -------
         FHLB stock                        1,870         0          0         1,870

         Mortgage-backed securities       28,808        37        (90)       28,755
                                         -------      ----      -----       -------

           Total available for sale      $77,309      $188      $(419)      $77,078
                                         =======      ====      =====       =======




                                                 (amounts in thousands)
                                       ----------------------------------------------
                                                           1997
                                       ----------------------------------------------
                                       Amortized  Unrealized Unrealized  Approximate
                                          Cost       Gains     Losses     Fair Value
                                       ---------  ---------- ----------  -----------
       Available for sale:
         U.S. Treasury Securities        $ 4,057      $  0      $(19)      $ 4,038
         U.S. Government agencies         55,765       126       (43)       55,848
         State and municipals              1,118        46         0         1,164
                                         -------      ----      ----       -------
           Total debt securities          60,940       172       (62)       61,050
                                         -------      ----      ----       -------
         FHLB stock                        1,709         0         0         1,709

         Mortgage-backed securities        5,789       129       (13)        5,905
                                         -------      ----      ----       -------

           Total available for sale      $68,438      $301      $(75)      $68,664
                                         =======      ====      ====       =======

     The FHLB stock is a restricted investment that is required by the FHLB to be maintained by the Company.

     The amortized cost and approximate fair value of investments at December 31, 1998, by scheduled maturity, are shown below. Scheduled maturities may differ from actual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                              (amounts in thousands)
                                             ------------------------
                                             Amortized    Approximate
                                                Cost      Fair Value
                                             ---------    -----------

   Due in one year or less                     $   503      $   505
   Due after one year through five years         3,026        3,029
   Due after five years through ten years       11,498       11,553
   Due after ten years                          31,604       31,366
                                               -------      -------
       Total debt securities                    46,631       46,453

   FHLB stock                                    1,870        1,870
   Mortgage-backed securities                   28,808       28,755
                                               -------      -------
                                               $77,309      $77,078
                                               =======      =======


     Proceeds from the sale of investment securities available for sale during the years ended December 31, 1998, 1997 and 1996 was approximately $50,455,000, $17,998,000, and $33,501,000 respectively. Gross gains of approximately $435,000, $148,000 and $160,000 were realized on these sales for the years ended December 31, 1998, 1997 and 1996, respectively. Gross losses of approximately $25,000, $8,000 and $53,000 were realized on these sales for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, the Company had pledged securities with a carrying value of approximately $1,019,000 and market value of approximately $1,029,000 to the State of Florida for public fund deposits. The current value of pledged securities is adequate to meet the pledging requirements.

4.   Loans Receivable, Net:

     The Company's loan portfolio consisted of the following at December 31:


                                                                   (amounts in thousands)
                                                                 -------------------------
                                                                    1998            1997
                                                                 ---------       ---------
Residential mortgage loans, substantially all single-family      $  30,304       $  54,243
Commercial and commercial real estate loans                        159,356         112,039
Consumer loans                                                      60,768          48,827
                                                                 ---------       ---------
                                                                   250,428         215,109

Less allowance for loan losses                                      (2,355)         (2,311)
Net deferred costs                                                     735             607
                                                                 ---------       ---------
  Loans, net                                                     $ 248,808       $ 213,405
                                                                 =========       =========

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

     A summary of activity in the allowance for loan losses follows:


                                                             (amounts in thousands)
                                                      -----------------------------------
                                                        1998          1997          1996
                                                      -------       -------       -------
      Balance at beginning of year                    $ 2,311       $ 1,761       $ 1,609
      Provision charged to income                       1,180           921           515
      Recoveries on loans previously charged off          122           100            49
      Loans charged off                                (1,258)         (471)         (412)
                                                      -------       -------       -------
      Balance at end of year                          $ 2,355       $ 2,311       $ 1,761
                                                      =======       =======       =======

     In management's opinion, the allowance is adequate to reflect the risk in the loan portfolio.

     At December 31, 1998 and 1997, the recorded investment in loans for which impairment has been recognized totaled approximately $1,629,000 and $662,000, respectively. The total allowance for loan losses related to these loans was approximately $556,000 and $246,000 at December 31, 1998 and 1997, respectively. Interest income on impaired loans of approximately $108,000, $49,000 and $87,000 was recognized for cash payments received in 1998, 1997 and 1996, respectively. For the years ended December 31, 1998 and 1997, the average recorded investment in impaired loans was $854,000 and $312,000.

     At December 31, 1998 and 1997, the Company had approximately $429,000 and $986,000 in nonaccrual loans, respectively. For the years ended December 31, 1998, 1997 and 1996, the amount of interest income not recorded related to nonaccrual loans was approximately $14,000, $42,000 and $60,000, respectively. There were 8 and 2 accruing loans that were 90 days or more past due amounting to $33,000 and $140,000 for December 31, 1998 and 1997, respectively.

     Loans to Officers and Directors - In the course of its business, the Company has granted loans to executive officers, directors and principal shareholders of the Company and to entities to which they are related. Following is a summary of the amount of loans in which the aggregate of the loans exceeded $60,000 during the year:


                                        (amounts in thousands)
                                        ---------------------
                                          1998         1997
                                        -------       ------
      Balance at beginning of year      $ 6,459       $6,892
      New loans                           4,722        2,164
      Repayments on loans                (1,473)      (2,597)
                                        -------       ------
      Balance at end of year            $ 9,708       $6,459
                                        =======       ======

5.   Premises and Equipment:

     A summary of premises and equipment at December 31, 1998 and 1997 is as follows:


                                              (amounts in thousands)
                                              -----------------------
                                                1998           1997
                                              --------       --------
      Land                                    $  2,802       $  2,802

      Building and improvements                  8,174          5,405
      Furniture, fixtures, and equipment         5,629          4,034
                                              --------       --------
                                                16,605         12,241
      Less accumulated depreciation             (3,711)        (3,080)
                                              --------       --------
                                              $ 12,894       $  9,161
                                              ========       ========

     Depreciation expense totaled approximately $964,000, $718,000 and 486,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company leases facilities and certain equipment under operating leases with noncancelable terms. Rent expense amounted to approximately $220,000 for the year ended December 31, 1998. Operating lease commitments at December 31, 1998 were $186,000, $125,000, $41,000, $28,000, and $8,000 for 1999, 2000, 2001, 2002, and 2003, respectively.

6.   Loan Servicing:

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was approximately $51,033,000 and $10,998,000 at December 31, 1998 and 1997, respectively.

     Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $144,000 and $41,000 at December 31, 1998 and 1997, respectively.

     Mortgage servicing rights of approximately $654,000 and $188,000 were capitalized in 1998 and 1997, respectively. Amortization of mortgage servicing rights was approximately $84,000, $26,000 and $29,000 during 1998, 1997 and 1996, respectively. The value of mortgage servicing rights sold was $0, $243,100 and $0 for 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the capitalized mortgage servicing rights totaled approximately $715,000 and $145,000, respectively, which approximated fair value.

 7.  Deposits:

    Deposits consisted of the following at December 31:



                                 (amounts in thousands)
                                 ----------------------
                                   1998          1997
      Demand                     $ 62,123      $ 44,120
      NOW                          32,266        24,390
      Money market                 72,497        61,998
      Savings                      14,675        13,258
                                 --------      --------
                                  181,561       143,766
                                 --------      --------
      Certificate accounts:

        Under $100,000            108,888       111,339
        Over $100,000              36,200        34,838
        IRAs                       18,196        12,803
                                 --------      --------
                                  163,284       158,980
                                 --------      --------
                                 $344,845      $302,746
                                 ========      ========


     The aggregate amount of certificates of deposit of $100,000 or more at December 31, 1998 and 1997 was approximately $38,716,000 and $36,170,000, respectively.

     A summary of certificate accounts at December 31, 1998 by year of scheduled maturity follows:



                                                    (amounts in thousands)
                                                    ----------------------
                                                      1998          1997
                                                    --------      --------
      Due within one year                           $107,108      $ 86,347

      Due after one year through two years            23,170        34,662
      Due after two years through three years         20,614        13,487
      Due after three years through four years         4,852        19,389
      Due after four years                             7,540         5,095
                                                    --------      --------
                                                    $163,284      $158,980
                                                    ========      ========

     Interest expense on deposit accounts is summarized as follows:


                                                            (amounts in thousands)
                                                       ---------------------------------
                                                         1998         1997        1996
                                                       -------      -------      ------
Interest on NOW accounts and money market deposit
     accounts                                          $ 3,386      $ 3,206      $2,087
Interest on savings accounts                               308          304         312
Interest on certificate accounts                         9,448        8,395       7,076
                                                       -------      -------      ------
                                                       $13,142      $11,905      $9,475
                                                       =======      =======      ======


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

     Information related to the Company's securities sold under repurchase agreements (including accrued interest) at December 31, 1998 and 1997 is presented below, segregated by the type of securities sold and by due date of the agreement:


                                                                (dollar amounts in thousands)
                                                                   ----------------------
                                                                    1998          1997
                                                                   -------       -------

      Average balance during the year                              $26,039       $14,374
      Average interest rate during the year                           4.63%         4.54%
      Maximum month-end balance during the year                    $31,433       $21,589
      U.S. Government agencies and Mortgage-backed securities
           underlying the agreements at year-end:
        Cost                                                       $31,050       $19,285
        Fair value                                                 $30,862       $19,332

9.  Federal Home Loan Bank Advances:

    Each Federal Home Loan Bank (FHLB) is authorized to make advances to its member associations, subject to such regulations and limitations as the FHLB may prescribe. The Bank's borrowings from the FHLB of Atlanta at December 31, 1998 and 1997 were $34,900,000 and $5,000,000 at 5.04% through 5.15% and
    6.95%, respectively, with the December 31, 1998 balance maturing at various dates through August 2008.

    The FHLB requires that the Bank maintain qualifying mortgages as collateral and all of its FHLB stock as collateral for its advances. As of December 31, 1998, the Bank has a credit availability of $50,000,000.

    Uncollateralized lines amounting to $4.9 million at December 31, 1998 were maintained with various banks with rates which are at or below prime rate. The lines and their terms are periodically reviewed and are generally subject to withdrawal at the discretion of the banks. No borrowings on these agreements were outstanding at December 31, 1998 and 1997, respectively.

10. Note Payable:

    In 1997, the Company entered into a Loan Agreement with a national banking association for a $5 million revolving line of credit facility. The agreement requires the proceeds of the new credit facility to be used for the acquisition of real estate to be used for the development of the Company's corporate headquarters, an operations center, and bank branches. The credit facility is collateralized by the shares of the Bank. The agreement requires the Company to meet certain covenants and restricts the payment of dividends, which have been met. Interest on the revolving credit facility is calculated quarterly on either one- or three-month LIBOR plus 175 basis points (7.74% at December 31, 1997). After two years, the loan converts into a ten-year term note with a five-year balloon payment. In 1998 all amounts related to the line of credit were repaid and the line was closed.

11. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

    In 1998, ABICT was created by the Company for the exclusive purpose of issuing and selling common securities and preferred securities (together trust securities) and investing the proceeds from the sale of the trust securities in junior subordinated debentures issued by the Holding Company. The common securities are wholly owned by the Holding Company, and such securities are the only class of ABICT's securities possessing general voting powers. In May 1998, ABICT issued $15,000,000 in the aggregate liquidation amount of its 8.50% preferred securities, liquidation amount $10 per preferred security ("capital securities") in a registered public offering. In August 1998, the underwriter exercised its over-allotment option, in part, and an additional $1,249,420 in aggregate liquidation amount of capital securities were issued. The surety obligations constitute a full and unconditional guarantee by the Company of the issue trust obligations under the capital securities.

    The trust securities are scheduled to mature on June 30, 2028. Distributions on these securities are payable quarterly, commencing September 30, 1998; such distributions can be deferred at the option of the Company for up to five years. In 1998, the Company exercised this option. The trust securities can be prepaid in whole or in part on or after June 30, 2003 in accordance with the terms of the trust agreement. Distributions on the securities are included in interest expense.

12. Income Taxes:

    The Company's provision for income taxes consisted of the following for the years ended December 31:


                           (amounts in thousands)
                    ----------------------------------
                      1998          1997        1996
                    -------       -------       -----
     Current:

       Federal      $   992       $ 1,240       $ 535
       State             62            76          29
                    -------       -------       -----
                      1,054         1,316         564
                    -------       -------       -----
     Deferred:
       Federal         (161)         (184)        (91)
       State            (16)          (15)        (12)
                    -------       -------       -----
                       (177)         (199)       (103)
                    -------       -------       -----
                    $   877       $ 1,117       $ 461
                    =======       =======       =====

    Deferred income taxes consisted of the following for the years ended December 31:


                                                   (amounts in thousands)
                                               -----------------------------
                                                1998        1997        1996
                                               -----       -----       -----
      Provision for loan losses                $ 163       $(163)      $ 134
      Cash to accrual adjustment                 (58)        (58)         58
      Merger expense                             (58)       (128)          0
      Net operating loss carryforward              0         219        (219)
      Market value of loans held for sale       (179)          0           0
      Other                                      (45)        (69)        (76)
                                               -----       -----       -----
                                               $(177)      $(199)      $(103)
                                               =====       =====       =====

    Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items which comprise a significant portion of deferred tax assets and liabilities at December 31 are as follows:

12. Income Taxes. continued:


                                                                   (amounts in thousands)
                                                              -------------------------------
                                                                1998        1997        1996
                                                              -------       -----       -----
      Deferred tax assets:
        Book over tax bad debts                               $   641       $ 657       $ 495
        Market value of loans held for sale                       285         106         101

        Merger expense                                            128         128           0

        Net operating loss carryforward                             0           0         219

        Other                                                      11          32          15
                                                              -------       -----       -----
          Deferred tax assets                                   1,065         923         830
                                                              -------       -----       -----
      Deferred tax liabilities:
        Loan origination fees                                     (95)        (71)        (50)
        Cash to accrual adjustment                                  0         (58)       (117)
        Other                                                       0           0         (64)
                                                              -------       -----       -----
          Deferred tax liabilities                                (95)       (129)       (231)
                                                              -------       -----       -----
          Net deferred tax asset                              $   970       $ 794       $ 599
                                                              =======       =====       =====

    The Company's effective income tax rates of 35%, 36.7% and 37% for the years ended December 31, 1998, 1997 and 1996, respectively, vary from the statutory federal income tax rate of 34% due primarily to state income taxes and tax exempt interest income.

13. Other Income:

    Other income consisted of the following for the years ended December 31:


                                                                   (amounts in thousands)
                                                              -------------------------------
                                                               1998        1997         1996
                                                              ------      ------      -------
      Service charges on deposit accounts                     $1,878      $1,812      $ 1,192
      Broker loan fees                                           152         327           33
      Net gains on sales of investment securities                410         140          107
      Net gains on sales of loans                              1,321         870          514
      Net gain (loss) on sale of other real estate owned           0          13         (336)
      Merchant fees on credit cards                              750         479          262
      Late fees                                                  223         171          127
      Other                                                      511         344          249
                                                              ------      ------      -------
                                                              $5,245      $4,156      $ 2,148
                                                              ======      ======      =======

14. Other Expenses:

    Other expenses consisted of the following for the years ended December 31:


                                                                        (amounts in thousands)
                                                                --------------------------------
                                                                  1998         1997        1996
                                                                -------      -------      ------
      Compensation and related benefits                         $ 7,015      $ 5,181      $4,361

      Occupancy and equipment                                     1,953        1,627       1,184
      SAIF assessment                                                 0            0         348

      FDIC insurance                                                131           82         148
      Data processing                                               946          917         925
      Advertising and promotion                                     487          307         351
      Printing supplies and postage                                 634          434         322
      Directors fees and expenses                                   138          157         124
      Professional fees                                             634          534         244
      ATM and credit card fees                                      943          631         206
      Foreclosed real estate expense                                 23           29         223

      Intangible taxes                                              167          157         126
      Litigation settlement                                         525            0           0
      Other                                                       2,978        1,856       1,294
                                                                -------      -------      ------
                                                                $16,574      $11,912      $9,856
                                                                =======      =======      ======

    Loan origination costs of approximately $985,000, $686,000 and $342,000 in 1998, 1997 and 1996, respectively, have been offset against compensation and related benefits.

15. Comprehensive Income:

    The components of comprehensive income, net of related tax, are as follows:


                                                                     (amounts in thousands)
                                                                ----------------------------------
    Year ended December 31,                                       1998          1997        1996
                                                                -------       -------       -----
    Net income                                                  $ 1,627       $ 1,920       $ 782
    Other comprehensive income:
      Unrealized gains (losses) on securities:
      Arising during the period, net of tax expense
           (benefit) of $(8), $173 and $(108)                       (16)          321        (200)
      Less: reclassification adjustment for gains included
           in income, net of tax expense of $144, $49
           and $37                                                 (266)          (91)        (70)
                                                                -------       -------       -----
Other comprehensive income (expense)                               (282)          230        (270)
                                                                -------       -------       -----
Comprehensive income                                            $ 1,345       $ 2,150       $ 512
                                                                =======       =======       =====

16. Financial Instruments with Off-Balance Sheet Risk:

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

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of the instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. As of December 31, 1998 and 1997 financial instruments with off-balance-sheet risk were as follows:



                                     (amounts in thousands)
                                     ----------------------
Contractual or Notional Amounts        1998         1997
--------------------------------     -------      -------
  Commitments to extend credit       $75,799      $56,598

  Standby letters of credit          $   986      $   537
  Credit cards                       $ 6,840      $ 4,742


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

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The guarantees at December 31, 1998 are short-term, expiring in 1999.

17. Employee Benefit and Stock Option Plans:

    The Company has qualified plans under Section 401(k) of the Internal Revenue Code (Plans) for all employees meeting certain eligibility requirements. The Plans allow participants to make annual contributions equal to 15% or less of the participant's compensation up to a maximum allowed by Internal Revenue Service regulation. The Company may match a percentage of the participant's contributions. Plan contributions by the Company for the year ended December 31, 1998, 1997 and 1996 was approximately $49,000, $28,000 and $18,0000 respectively.

    The Company has a qualified Incentive Stock Option plan (Incentive Plan) and a Non-qualified Share Option Plan for non-employee directors (Non-qualified
    Plan) (together Option Plans) under which the Company may grant options for up to 150,000 and 75,000 shares of common stock, respectively. Under the Option Plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Options are granted upon approval of the Board of Directors and vest 33% per year for three years and are exercisable over 10 years from the date of the grant.

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for options granted under the Option Plans. Had compensation cost for the Company's Option Plans been determined based on the fair value at the grant dates for awards under the Option Plans consistent with the method of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts of approximately $1,562,000, $1,891,000 and $775,000 net income and basic earnings per share of .31, .38 and .17 for the years ended December 31, 1998, 1997 and 1996, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998; dividend yield of 0% in each period, as there has been no regular dividend payment history, expected stock price volatility of 27.1%, 23.6% and 23.6%, risk-free interest rates of 5.36%, 6.35%, and 6.39% for December 31, 1998, 1997 and 1996, respectively; and expected lives of five years.

     A summary of the status of the Company's Option Plans as of December 31, 1998, 1997 and 1996, respectively, and changes during the years ending on those dates is presented below:


                                                  1998                          1997                         1996
                                        ---------------------------  --------------------------  ---------------------------
                                                         Weighted                  Weighted                  Weighted
                                                          Average                   Average                   Average
                                        Shares       Exercise Price  Shares      Exercise Price  Shares      Exercise Price
                                        ------       --------------  ------      --------------  ------      --------------
Outstanding at beginning of year        63,600       $        6.71   28,800      $        5.24   24,000      $    5.25
Granted                                122,698               11.13   34,800               7.93    4,800           5.17
Forfeited                               (1,000)               8.37        0                           0
Exercised                                 (500)               8.37        0                           0
                                       -------                       ------                      ------
Outstanding at end of year             184,798               10.94   63,600               6.71   28,800           5.24
                                       =======                       ======                      ======
Options exercisable at year-end        184,798                       33,600                      43,600
                                       =======                       ======                      ======

    The following table summarizes information about the Option Plans' stock options at December 31, 1998:



                                             Options Outstanding                         Options Exercisable
                            -------------------------------------------------------  ---------------------------------
                              Number           Weighted-Average        Weighted        Number           Weighted
            Range of         Outstanding         Remaining              Average       Exercisable        Average
         Exercise Prices                       Contractual Life      Exercise Price                   Exercise Price
         ---------------     -----------       ----------------      --------------  -------------    --------------
           5.00 - 11.125       186,798             10 years           $       10.94     43,600        $        11.57
                               =======                                =============                   ==============

18.  Shareholders' Equity:

     The Company's current policy is to retain all earnings to fund operations. Future dividend payments will be at the discretion of the Board of Directors of the Company and will be dependent upon several factors, including State and Federal banking regulations that impose limitations on such payments.

    In February 1996, the Company completed a public offering of 1,250,000 shares of common stock at $6.00 per share (the Offering). Subsequent to the Offering, an additional 187,000 shares of common stock were issued as part of the over-allotment amount. The net proceeds of the Offering, after deducting applicable issuance costs and expenses, were approximately $7,378,000.

    In January 1997, the Company acquired the net assets of Deschamps & Gregory Mortgage Company, Inc., a mortgage brokerage company, for approximately $56,000. The Company issued 7,119 shares of common stock in connection with the acquisition. The Company accounted for the acquisition using the purchase method of accounting.

    The following table summarizes the activity of the Company's issued and outstanding warrants and their corresponding exercise prices for December 31, 1997 and 1996. There were no warrants issued or outstanding at December 31, 1998.




                                  1992 Warrants            1994 Warrants
                           ------------------------ -------------------------
                             Warrants     Exercise     Warrants     Exercise
                           Outstanding      Price    Outstanding      Price
                           ------------------------ -------------------------
Balance, January 1, 1996        18,594      $4.00       227,224       $6.00

Warrants exercised                  --       0.00      (163,695)       6.00
                                ------                 --------

Balance, December 31, 1996      18,594       4.00        63,529        6.00

Warrants expired                -18594       0.00        (1,932)       6.00

Warrants exercised                  --       0.00       (61,597)       6.00
                           ------------------------ -------------------------
Balance, December 31, 1997           0      $4.00             0       $6.00
                           ===========      =====       =======       =====

19. Dividend Restrictions:

    State banking regulations limit the amount of dividends that may be paid by the Bank to its Parent without prior approval of regulatory agencies. The amount of dividends that may be paid is based on the net profits of the current year combined with retained net profits of the preceding two years as defined by state banking regulations. At December 31, 1998, approximately $5,503,000 are available for payment of dividends without prior regulatory approval.

20. Fair Values of Financial Instruments:

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

    Cash and Due From Bank and Federal Funds Sold - For cash and due from banks and Federal Funds Sold, the carrying amount is a reasonable estimate of fair value.

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

    Deposit Liabilities - The fair value of deposits with no stated maturity, such as demand, NOW, money market and savings is equal to the amount payable on demand as of December 31, 1998. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

    Securities Sold Under Repurchase Agreements - The repurchase agreements outstanding at December 31, 1998 mature within 30 days. The estimated fair value of these agreements approximates the carrying value.

    FHLB Advances and Note Payable - Cash flow from fixed-rate borrowings are discounted at a spread to the zero Treasury curve which equates to the LIBOR yield. The note payables interest rate reprices quarterly. The estimated fair value approximates the carrying value.

    Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures - The fair values are estimated based on bid prices published in financial newspapers.

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

     The estimated fair values of the Company's financial instruments are as follows:


                                                       (amounts in thousands)
                                           --------------------------------------------------
                                                      1998                     1997
                                           -----------------------   ------------------------
                                           Carrying                   Carrying
                                            Amount      Fair Value     Amount      Fair Value
                                           --------      --------    ----------    ----------
Financial assets:
  Cash and due from bank                   $ 20,215      $ 20,215      $ 13,276      $ 13,276
  Federal funds sold                              0             0         5,120         5,120
  Loans held for sale                        88,158        89,674        39,588        39,747
  Investment securities available for
       sale                                  77,078        77,078        68,664        68,664
  Loans receivable, net                     248,808       253,008       213,405       218,927

Financial liabilities:
  Deposits                                  344,845       190,670       302,746       303,586
  Securities sold under agreements to
       repurchase                            29,592        29,592        17,528        17,528
  FHLB advances                              34,900        34,900         5,000         5,000
  Note payable                                    0             0           500           500
  Guaranteed Preferred Beneficial
  Interests in the Company's Junior
  Subordinated Debentures                    16,249        16,249             0             0



                                            Contract                    Contract
                                             Amount       Fair Value     Amount       Fair Value
                                             ------       ----------    --------      ----------
Unrecognized financial instruments:
  Loan commitments                          $75,799          $114       $56,598          $80
  Standby letters of credit                     986             0           537            0
  Credit cards                                6,840             0         4,742            0


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

21. Risks and Uncertainties:

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

22. Regulatory Capital:

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The Bank's actual capital amounts and ratios are also presented in the table. There were no deductions for interest-rate risk in 1998 or 1997.

                                                                  (amounts in thousands)
                                              -----------------------------------------------------------------
                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                        For Capital           Prompt Corrective
                                                    Actual           Adequacy Purposes        Action Provisions
                                              -----------------      ------------------      ------------------
                                              Amount      Ratio      Amount       Ratio      Amount       Ratio
                                              ------      -----      ------       -----      ------       -----
      As of December 31, 1998:
        Total Capital (to Risk Weighted
          Assets)                            $ 39,642     12.40%   >=$ 24,496     >=8.0     >=$ 31,869    >=10.0
        Tier I Capital (to Risk Weighted
          Assets)                            $ 37,319     11.70%   >=$ 12,748     >=4.0     >=$ 19,122     >=6.0
        Tier I Capital (to Averaged
          Assets)                            $ 37,319      8.40%   >=$ 13,297     >=3.0     >=$ 22,162     >=5.0

      As of December 31, 1997:
        Total Capital (to Risk Weighted
          Assets)                            $ 25,709     10.90%   >=$ 18,857     >=8.0%    >=$ 23,571    >=10.0%
        Tier I Capital (to Risk Weighted
          Assets)                            $ 23,820     10.11%   >=$  9,428     >=4.0%    >=$ 14,143     >=6.0%
        Tier I Capital (to Averaged
          Assets)                            $ 23,820      6.87%   >=$ 10,398     >=3.0%    >=$ 17,330     >=5.0%

23. Future Accounting Pronouncements:

    Financial Accounting Standards Board Statement (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement is effective for the Company's fiscal year ending December 31, 2000. Because the Company does not currently hold any derivative investments, the adoption of this statement is not expected to have an impact on the financial statements.

    FAS No. 134, "Accounting for Mortgage-Backed Securities retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity," amends FAS No. 65 allowing mortgage-backed securities or other retained interests arising from the securitization of mortgage loans to be classified based on the mortgage banking entities' ability and intent to sell of hold those securities. Previously these securities had to be held within a trading account. This statement is effective for the Company's fiscal year ending December 31, 1999. The adoption of this standards is not expected to have a significant impact on the financial statements.

24. Condensed Parent Company Financial Statements:

    The condensed financial statements of American Bancshares, Inc., as the parent organization, are presented as follows:



                 CONDENSED BALANCE SHEET                                  (amounts in thousands)
                                                                        ---------------------------
                                                                        December 31,   December 31,
                                                                            1998          1997
                                                                        ------------   ------------
     Assets:
       Cash                                                               $  4,335       $   374
       Investment in banking subsidiary                                     37,535        24,040
       Investment in finance subsidiary                                        245             0
       Investment in trust subsidiary                                          503             0
       Premises and equipment                                                    0         2,160
       Prepaid expense                                                         588           156
       Debt issue costs                                                      1,007             0
       Other assets                                                              6             3
                                                                          --------       -------
         Total assets                                                     $ 44,219       $26,733
                                                                          ========       =======
     Liabilities:
       Junior subordinated debentures                                     $ 16,752       $     0
       Other liabilities                                                        40           654
                                                                          --------       -------
         Total liabilities                                                  16,792           654
                                                                          --------       -------
     Shareholders' equity:
       Common stock                                                          5,870         5,870
       Additional paid-in capital                                           15,551        15,548
       Unrealized gain (loss) on investment securities available for
           sale, net                                                          (143)          139
       Retained earnings                                                     6,149         4,522
                                                                          --------       -------
         Total shareholders' equity                                         27,427        26,079
                                                                          --------       -------

         Total liabilities and shareholders' equity                       $ 44,219       $26,733
                                                                          ========       =======

                   CONDENSED STATEMENT OF OPERATIONS


                                                                       (amounts in thousands)
                                                               ----------------------------------------
                                                               Year Ended    Year Ended    Year Ended
                                                               December 31,  December 31,  December 31,
                                                                    1998          1997        1996
                                                               ------------  ------------  ------------
     Equity in undistributed earnings of banking
         subsidiaries                                             $ 2,576       $ 2,021         852

     Operating expense                                               (949)         (101)        (70)
                                                                  -------       -------       -----
         Net income                                               $ 1,627       $ 1,920       $ 782
                                                                  =======       =======       =====

                   CONDENSED STATEMENT OF CASH FLOWS


                                                                         (amounts in thousands)
                                                               ------------------------------------------
                                                               Year Ended     Year Ended    Year Ended
                                                               December 31,   December 31,  December 31,
                                                                   1998          1997          1996
                                                               ------------   ------------  ------------
     Cash flows (used in) provided by operating
         activities                                              $    670       $   399           (76)
                                                                 --------       -------       -------
     Cash flows (used in) investing activities:
       Investments and advances to subsidiary                     (11,957)
       Acquisition of premises and equipment                            0        (3,843)       (4,891)
                                                                 --------       -------       -------
                                                                  (11,957)       (3,843)       (4,891)

     Cash flows provided by (used in) financing activities:
       Proceeds from sale of common stock (net of
           stock offering costs)                                        3           425         8,360

       Proceeds from junior subordinate
           debentures                                              16,752             0             0

       Payments of debt issue costs                                (1,007)            0             0
       Net repayment of line of credit                               (500)            0             0
                                                                 --------       -------       -------
                                                                   15,248           425         8,360

         Net increase (decrease) in cash                            3,961        (3,019)        3,393

         Cash at beginning of year                                    374         3,393             0
                                                                 --------       -------       -------
         Cash at end of year                                     $  4,335       $   374       $ 3,393
                                                                 ========       =======       =======

25. SAIF Assessment

    On September 30, 1996, a one-time SAIF recapitalization assessment was enacted. The rate was 65.7 cents per $100 on domestic deposits held as of March 31, 1995. The effect on the Bank is a pretax charge of $348,000 on deposits of $52.9 million at March 31, 1995. This amount was paid in November 1996.

American Bancshares and Subsidiaries
Quarterly Earnings Summary (Unaudited)
(amounts in thousands, except per share)


Quarter Ended 1998                              March 31   June 30    Sept. 30   Dec. 31
                                                --------   -------    --------   -------

Interest income                                   7,101      7,482      8,241      8,361
Interest expense                                  3,583      3,675      4,527      4,387
Net interest income                               3,518      3,807      3,714      3,974
Provision for loan losses                           124        151        154        751
Net interest income after provision for loan
     losses                                       3,394      3,656      3,560      3,223
Other income                                      1,103      1,172      1,477      1,493
Other expenses                                    3,876      4,531      4,060      4,107
Provision for income taxes                          217        104        342        214
Net income                                          404        193        635        395

Earnings per share:
  Basic                                            0.08       0.04       0.13       0.08
  Diluted                                          0.08       0.04       0.13       0.07


                                INDEX TO EXHIBITS

EXHIBIT                                                                                     SEQUENTIALLY
 NUMBER                         DESCRIPTION OF EXHIBITS                                    NUMBERED PAGES
 ------                         -----------------------                                    --------------

  3.1      --     Amended and Restated Articles of Incorporation of the Company,
                  incorporated herein by reference to Exhibit 3.1 to the
                  Company's Form 10-KSB for the fiscal year ended December 31,
                  1997 previously filed with the Commission.

  3.2      --     Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                  S-4 (Registration No. 333-45401) previously filed with the
                  Commission.

  4.1      --     See Exhibits 3.1 and 3.2 for provisions of the Amended and
                  Restated Articles of Incorporation and the Amended and
                  Restated Bylaws of the Company defining the rights of holders of the Company's Common Shares.

  10.1     --     Employment Agreement, dated December 1, 1995, by and between the Bank and Gerald L. Anthony, incorporated herein by
                  reference to Exhibit 10.1 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

  10.2     --     Employment Agreement, dated June 30, 1996, by and between the
                  Bank and Philip W. Coon, incorporated herein by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form
                  SB-2 (Registration No. 33-99972) previously filed with the
                  Commission.

 *10.3     --     Addendum, dated May 14, 1998, to Employment Agreement by and between the Bank and Philip W. Coon.

  10.4     --     Employment Agreement, dated June 30, 1996, by and between the
                  Bank and David R. Mady, incorporated herein by reference to
                  Exhibit 10.3 to the Company's Registration Statement on Form
                  SB-2 (Registration No. 33-99972) previously filed with the
                  Commission.

 *10.5     --     Addendum, dated May 14, 1998, to Employment Agreement by and between the Bank and David R. Mady.

  10.6     --     Employment Agreement, dated January 1, 1996, by and between the Bank and John S. Nash, incorporated herein by reference to
                  Exhibit 10.5 to the Company's Registration Statement on Form
                  SB-2 (Registration No. 33-99972) previously filed with the
                  Commission.

  10.7     --     Employment Agreement, dated January 1, 1996, by and between the Bank and Michael Lewis, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on
                  Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

  10.8     --     Employment Agreement, dated January 22, 1997, by and between the Bank and Stuart M. Gregory, incorporated herein by
                  reference to Exhibit 10.7 to the Company's Form 10-KSB for the
                  fiscal year ended December 31, 1997.

EXHIBIT                                                                                     SEQUENTIALLY
 NUMBER                         DESCRIPTION OF EXHIBITS                                    NUMBERED PAGES
 ------                         -----------------------                                    --------------

  10.9     --     Employment Agreement, dated February 1, 1998, by and between the Bank and Brian M. Watterson, incorporated herein by
                  reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1998.

  10.10    --     Data Processing Agreement, dated April 1, 1995, by and between the Bank and M & I Data Services, Inc., incorporated herein by reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form SB-2 (Registration No. 33-99972) previously filed with the Commission.

  10.11    --     Mortgage Loan Subservice Agreement between Dovenmuehle
                  Mortgage, Inc. and American Bank of Bradenton, dated May 17,
                  1994, incorporated herein by reference to Exhibit 10.8 to the
                  Company's Registration Statement on Form SB-2 (Registration
                  No. 33-99972) previously filed with the Commission.

  10.11    --     American Bancshares, Inc. and American Bank of Bradenton
                  Incentive Stock Option Plan of 1996, dated May 28, 1996, and
                  Form of Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 previously filed with the Commission.

  10.12    --     American Bancshares, Inc. 1997 Nonqualified Share Option Plan
                  for Non-Employee Directors, dated March 18, 1997, and Form of
                  Nonqualified Share Option Agreement, incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

  10.13    --     Assignment of Lease and Consent to Assignment, dated February
                  15, 1998, by and between the Finance Company, G.J.M.
                  Properties, Inc., and First Enterprise Acceptance Corporation,
                  and Lease Agreement assumed thereby, incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

  *21.1    --     Subsidiaries of the Company.

  *27.1    --     Financial Data Schedule (for SEC use only)

  *99.1    --     Report of Independent Auditors Hacker, Johnson, Cohen &
                  Grieb, P.A. for the 1997 and 1996 Audits of Murdock Florida
                  Bank


--------------------------
*  Exhibit filed herewith.