Form 10-Q
period 1999-03-31
AMERICAN BANCSHARES INC \FL\
filed 1999-05-13
CIK 1004528

                     U.S. Securities and Exchange Commission
                                Washington, D.C.

                                   Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

Number of shares outstanding of the issuer's Common Stock, par value $1.175 as of March 31, 1999: 5,028,584 shares.

                                TABLE OF CONTENTS


                                                                         Page
Part I    FINANCIAL INFORMATION

          Item 1
               -Financial Statements                                     1-3

               -Notes to Consolidated Condensed Financial Statements     4-6

          Item 2
               -Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                               7-8

          Item 2.A
               -Year 2000 Compliance                                       9

          Item 3
               -Quantitative and Qualitative Disclosure                   10
                About Market Risk


Part II   OTHER INFORMATION

          Item 1     Legal Proceedings
                     (Not applicable)                                    n/a

          Item 2     Changes in Securities
                     (Not applicable)                                    n/a

          Item 3     Defaults Upon Senior Securities
                     (Not applicable)                                    n/a

          Item 4     Submission of Matters to a Vote
                     of Security Holders
                     (Not applicable)                                    n/a

          Item 5     Other Information
                     (Not applicable)                                    n/a

          Item 6     Exhibits and Reports on Form 8-K                     11

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(unaudited, $ in thousands)

                                                    March 31,    December 31,      %           $
Assets                                                 1999         1998         Change      Change
                                                  -------------  ------------   --------   ----------
  Cash and due from banks                              19,212       20,215         (4.96)     (1,003)
  Interest bearing deposits in banks                       25          104        (75.96)        (79)
  Mortgage loans held for sale                        104,928       88,158         19.02      16,770
  Investment securities, available for sale            43,983       48,323         (8.98)     (4,340)
  Mortgage-backed securities, available for sale       37,966       28,755         32.03       9,211
  Loans (net of allowance for credit losses and
   deferred loan fees of $1,692 as of
   March 31, 1999 and $1,620 as of
   December 31, 1998)                                 262,981      248,808          5.70      14,173
  Premises and equipment, net                          13,196       12,894          2.34         302
  Other real estate owned, net                            506        1,003        (49.55)       (497)
  Goodwill                                                 73           74         (1.35)         (1)
  Other assets                                          7,565        6,830         10.76         735
                                                    ---------    ---------     ---------    --------
  Total assets                                        490,435      455,164          7.75      35,271
                                                    =========   ==========     =========    ========

Liabilities and shareholders' equity

Liabilities
  Deposits                                            356,841      344,845          3.48      11,996
  Securities sold under agreements to repurchase       31,249       29,592          5.60       1,657
  Federal funds purchased and FHLB borrowings          55,510       34,900         59.05      20,610
  Guaranteed Preferred Beneficial Interests in
   the Company's Junior Subordinated Debentures        16,249       16,249          0.00           0
  Other liabilities                                     2,834        2,151         31.75         683
                                                    ---------    ---------     ---------    --------
    Total liabilities                                 462,683      427,737          8.17      34,946

Shareholders' equity
  Preferred shares, 5,000,000 shares authorized,
  0 shares issued and outstanding as of
  March 31,1999                                             0            0          0.00           0

  Common shares, $1.175 par value, 20,000,000
   shares authorized, 5,028,584 shares issued
   and outstanding as of  March 31, 1999
   and 4,994,984 as of December 31, 1998                5,910        5,870          0.68          40
  Additional paid in capital                           15,687       15,551          0.87         136
  Accumulated other comprehensive income, net            (396)        (143)       176.92        (253)
  Retained earnings                                     6,551        6,149          6.54         402
                                                    ---------    ---------     ---------    --------
    Total shareholders' equity                         27,752       27,427          1.18         325
                                                    ---------    ---------     ---------    --------
Total liabilities and shareholders' equity            490,435      455,164          7.75      35,271
                                                    =========    =========     =========    ========


The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                    Three Month's Ended March 31,       %             $
                                                         1999           1998          Change        Change
                                                      -----------    -----------    ----------   -----------
Interest income
  Interest and fees on loans                               7,233           5,810         24.49          1,423
  Interest on mortgage backed securities, taxable            449              98        358.16            351
  Interest on investment securities, taxable                 734           1,033        (28.94)          (299)
  Interest on investment securities, nontaxable               23              17         35.29              6
  Other interest income                                        4             143        (97.20)          (139)
                                                        --------        --------     ---------      ---------
    Total interest income                                  8,443           7,101         18.90          1,342

Interest expense
  Deposits                                                 3,195           3,240         (1.39)           (45)
  Securities sold under agreements to repurchase             285             233         22.32             52
  Federal funds purchased and FHLB advances                  518              85        509.41            433
  Trust preferred securities                                 354               0        100.00            354
  Other borrowed money                                        (1)             25       (104.00)           (26)
                                                        --------        --------     ---------      ---------
    Total interest expense                                 4,351           3,583         21.43            768

Net interest income                                        4,092           3,518         16.32            574
Provision for loan losses                                    315             124        154.03            191
                                                        --------        --------     ---------      ---------
Net interest income after loan loss                        3,777           3,394         11.28            383

Noninterest income
  Service charges & fees                                     610             421         44.89            189
  Gain on sale of mortgage loans                             343             158        117.09            185
  Gain on sale of securities                                  10             122        (91.80)          (112)
  Gain on sale of servicing                                    7              22        (68.18)           (15)
  Broker loan fees                                            22              54        (59.26)           (32)
  Merchant fees                                              274             187         46.52             87
  Other income                                                79             139        (43.17)           (60)
                                                        --------        --------     ---------      ---------
    Total noninterest income                               1,345           1,103         21.94            242

Noninterest expense
  Salaries & employee benefits                             1,968           1,510         30.33            458
  Net occupancy expense                                      283             195         45.13             88
  Furniture and equipment expenses                           320             239         33.89             81
  Data processing fees                                       265             351        (24.50)           (86)
  Interchange fee expenses                                   176             116         51.72             60
  Legal fees                                                  90             237        (62.03)          (147)
  Other expense                                            1,400           1,228         17.26            232
                                                        --------        --------     ---------      ---------
    Total noninterest expense                              4,502           3,876         16.15            626

Income before income taxes                                   620             621         (0.16)            (1)
Provision for income taxes                                   217             217          0.00              0
                                                        --------        --------     ---------      ---------
Net income                                                   403             404         (0.25)            (1)
                                                        ========        ========     =========      =========
Earnings per share (actual $'s)
   Basic                                                    0.08            0.08
   Diluted                                                  0.08            0.08

Average number of shares outstanding
   Basic                                               5,010,291       4,994,484
   Diluted                                             5,020,985       5,023,442


The accompanying notes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statement of Cashflows
(unaudited, $ in thousands)

                                                     Three Months ended March 31,
                                                          1999           1998
                                                       ----------     ---------
Cash flows from operating activities:
 Net income                                                   403           404
                                                         --------      --------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                   315           124
  Net gain on sale of investment securities                   (10)         (120)
  Net gain on sale of loans                                  (344)         (158)
  Net gain on sale of mortgage servicing rights                (7)          (22)
  Depreciation                                                306           205
  Origination of loans held for sale (net of repayments)  (25,271)      (19,689)
  Proceeds from sales of loans held for sale                8,951         9,559
  Net amortization of premiums and accretion of
   discounts on investment securities                          10           (15)
  Increase in other liabilities                               683         1,443
  (Increase) decrease in other assets                        (411)       (1,204)
                                                         --------      --------
 Total adjustments                                        (15,778)       (9,877)
                                                         --------      --------
Net cash provided by operating activities                 (15,375)       (9,473)
                                                         --------      --------
Cash flows from investing activities:
 Loan originations, net of repayments                     (14,494)      (17,192)
 Purchases of bank premises and equipment                    (608)       (1,034)
 Proceeds from sales and maturities of available for
  sale investment securities                                5,297        19,534
 Purchases of available for sale investment
  securities, net of repayments                           (10,421)      (13,107)
 Recoveries on loans charged off                               81             0
                                                        ---------      --------
Net cash used in investing activities                     (20,145)      (11,799)
                                                        ---------      --------
Cash flows from financing activities:
 Net increase in demand deposits, NOW
  and savings accounts                                     13,310        18,656
 Net increase (decrease) in time deposits                  (1,314)       (4,807)
 Net increase in securities sold under agreements to
  repurchase                                                1,657         8,737
 Net proceeds from advances (repayments)from the
  FHLB and Federal Funds purchased                         20,610           950
 Proceeds from issuance of stock                              175             0
                                                        ---------     ---------
Net cash provided by financing activities                  34,438        23,536
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       (1,082)        2,264
Cash and cash equivalents at beginning of period           20,319        18,396
                                                        ---------     ---------
Cash and cash equivalents at end of period                 19,237        20,660
                                                        =========     =========
Supplemental disclosures:
 Interest paid                                              4,289         3,486
                                                        =========     =========
 Income taxes paid                                             20           120
                                                        =========     =========

The accompanying notes are an integral part of these financial statements.

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




Note 1.    Holding Company and Subsidiaries Background Information

American Bancshares, Inc. (Company), is a one bank holding company, operated under the laws of the state of Florida. Its wholly-owned banking subsidiary is American Bank (Bank), a state chartered bank. The Holding Company, a Florida corporation organized June 30, 1995, is a registered holding company under the Bank Holding Company Act of 1956, as amended, and on December 1, 1995 became the bank holding company for the Bank. The Bank was incorporated on December 6, 1988 and opened for business on May 8, 1989. The Bank is a general commercial bank with all the rights, powers, privileges granted and conferred by the Florida Banking Code. Although the Holding Company was not formed until June 30,1995 and did not acquire the Bank until December 1, 1995, the financial statements have been presented as if the Company had been in existence since the Bank was formed in 1988 and as if the Bank was it's wholly owned subsidiary since that time.

The Company organized a wholly-owned Florida subsidiary corporation, Freedom Finance Company, ("Finance Company"), pursuant to which it engages in full service consumer financing. The Finance Company was incorporated on March 26, 1997 and opened for business on March 31, 1998. The Finance Company offers consumer-driven products and services ranging from mortgages to automobile loans, home equity loans and education financing. The Finance Company has the ability to extend financing to individuals and entities which may not be able to satisfy the Bank's underwriting requirements or loan standards.

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

Note 2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three period ended March 31, 1999 is not necessarily indicative of the results expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1998 Form 10-K. This quarterly report should be read in conjunction with such annual report.


Note 3.           Investments

The Company's investments and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards No. 115. Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At March 31, 1999, an unrealized loss, net of tax, of $396,000 was reflected as a decrease of shareholders' equity.

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



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

                                                             Three Months
                                                            ended March 31,
                                                           1999        1998
                                                        ---------   ---------
Weighted average common shares outstanding............  5,010,291   4,994.484
Weighted average common shares equivalents............     10,694      28,958
                                                        ---------   ---------
Shares used in diluted earnings per share
  calculation.........................................  5,020,985   5,023,442
                                                        =========   =========


Note 5.           Comprehensive Income

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

Comprehensive Earnings (unaudited, $ in thousands)

                                             Three months ended March 31,
                                               1999               1998
                                               ----               ----
Net income (loss)                               403                404
Other comprehensive earnings (losses):
Unrealized gains (losses) on securities        (253)               106
                                               -----              -----
Comprehensive income                            150                510


Note 6.           Impact of Recently Issued Accounting Standards

Financial Accounting Standards Board Statement (FAS) No. 134, "Accounting for Mortgage-Backed Securities retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity," amends FAS No. 65 allowing mortgage-backed securities or other retained interests arising from the securitization of mortgage loans to be classified based on the mortgage banking entities' ability and intent to sell of hold those securities. Previously these securities had to be held within a trading account. This statement became effective this quarter and had no impact on the financial statements.

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement is effective for the Company's fiscal year ending December 31, 2000. Because the Company does not currently hold any derivative investments, the adoption of this statement is not expected to have an impact on the financial statements.

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 7.           Subsequent Events

On April 27, 1999 the Bank charged-off $458,000 of bad debt that was part of a loan relationship totaling approximately $1 million. Management is currently reviewing the remaining balances to determine if additional charge-offs are warranted. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

Effective April 30, 1999, Mr. Gerald L. Anthony resigned his position as Chief Executive Officer and President of the Company, pursuant to the terms of a severance agreement. Under the terms of the severance agreement, the Company has agreed to a severance package providing for the payment of $190,000. Consequently the Company has expensed the full amount of the severance payment in the second quarter. The Company anticipates that second quarter 1999 after tax earnings will be reduced by approximately $124,000 as a result of the severance payment.

PART 1

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

American Bancshares, Inc. and Subsidiaries

Forward Looking Statements

This Quarterly Report on Form 10-Q (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, such as statements relating to, among other things, the financial condition and prospects, results of operations, plans for future business development activities, capital spending and financing sources, capital structure, the effects of regulation and competition, year 2000 readiness, and the business of the Company and its subsidiaries. Where used in this filing, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar words and expressions, as they relate to the Company, or the management of the Company, identify forward-looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections about the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements as a result of various factors. Potential risks and uncertainties include, but are not limited to: (i) competitive pressure in the banking and financial services industries increasing significantly; (ii) changes in the interest rate environment which reduce margins; (iii) changes in political conditions or changes occurring in the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; (v) changes occurring in business conditions and inflation; (vi) acquisitions and integration of acquired businesses or assets; (vii) changes in technology; (viii) changes in monetary and tax policies; (ix) changes occurring in the securities markets; (x) year 2000 related issues and (xi) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission including the report on Form 10-K for the year ended December 31, 1998.

Liquidity and Capital Resources

Total assets of the Company increased by 7.75% to $490,435,000 as of March 31, 1999, from $455,164,000 as of December 31, 1998 and 29.3% from $379,179,000 as of March 31, 1998. The increase in assets from December 31, 1998, was primarily the result of increases in net loans of $30,943,000 to $367,909,000 and mortgage backed securities of $9,211,000 to $37,966,000. The increases in assets were funded through increases in deposits of $11,966,000 to $356,841,000, increases in Securities Sold Under Agreements to Repurchase of $1,657,000 to $31,249,000 and increases in borrowings of $20,610,000 to $55,510,000.

As of March 31, 1999, the Bank's Tier 1 leverage ratio was 8.19%, Tier 1 to risk weighted assets was 11.19% and total risk based capital was 11.90%, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at March 31, 1999 of 41.23%. The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). FHLB has approved a line of credit totaling $75,000,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of March 31, 1999, advances totaling $55,510,000 were outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of March 31, 1999, the Bank had no federal funds purchased.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART 1.

ITEM 2. (continued)

Results of Operations

The Company's net income for the quarter ended March 31, 1999 was $403,000 or $.08 per share, compared to net income of $404,000 or $.08 per share for the same period for 1998. Net interest income increased $383,000 to $3,777,000 for the quarter ended March 31, 1998, over the same quarter in 1998, as a result of the increase in interest earning assets. Non-interest income increased from $1,103,000 for the quarter ended March 31, 1998 to $1,345,000 for the same period in 1999. The increase in non-interest income is primarily attributable to increases in service charges and fees on deposits of $189,000; an increase in gain on the sale of mortgage loans of $186,000 and credit card merchant services fee income of $87,000 partially offset by decreases in gain on sale of securities of $112,000; other income of $61,000; broker loan fees of $32,000 and $15,000 in gain on sale of servicing.

Total general and administrative expense for the quarter ended March 31, 1999, increased $626,000 over the same period of 1998. This increase resulted primarily from increases in other operating expenses related to the growth in the Company's assets, the number of Bank branches, and the operation of the Finance Company. Specifically, salary expense increased by $458,000 and other expense increased by $172,000 primarily due to increased telephone expenses of $37,000 and increased stationery and supplies expenses of $49,000.

For the three months ended March 31,1999, net interest income increased $383,000 to $3,777,000, compared to $3,394,000 for the same period in 1998, as a result of the 29% asset growth. Loan loss provision increased from $124,000 for the three month period ended March 31, 1998 to $315,000 for the same period in 1999. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

On April 27, 1999 the Bank charged-off $458,000 of bad debt that was part of a loan relationship totaling approximately $1 million. Management is currently reviewing the remaining balances to determine if additional charge-offs are warranted.

Effective April 30, 1999, Mr. Gerald L. Anthony resigned his position as Chief Executive Officer and President of the Company, pursuant to the terms of a severance agreement. Under the terms of the severance agreement, the Company has agreed to a severance package providing for the payment of $190,000. Consequently the Company has expensed the full amount of the severance payment in the second quarter. The Company anticipates that second quarter 1999 after tax earnings will be reduced by approximately $124,000 as a result of the severance payment.

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART 1.

ITEM 2.A   Year 2000 Compliance

Year 2000 issues and state of readiness: The Company is aware of the issues associated with existing computer-controlled systems properly recognizing and processing information relating to dates in and after the Year 2000. Systems that cannot adequately process dates beyond the year 1999 could generate erroneous data or cause a system to fail. Because the Year 2000 issue poses an unprecedented enterprise wide challenge for every organization, the Company formed a Year 2000 Committee ("Y2K Committee"). The Y2K Committee developed a Year 2000 Project Plan ("Y2K Plan") which addresses both internal and external technology. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and purchased software which is run on in-house computer networks.

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

Risks associated with year 2000 and contingency plan: Based on information currently available to the Company, the Company believes that the most reasonably likely worst case Year 2000 scenario with respect to the Company relate to the potential failure of third party data processing vendors to become Year 2000 compliant. The inability of these third party data processing vendors to complete their Year 2000 remediation processes in a timely fashion could result in delays in processing daily transactions and could result in a material and adverse effect on the Company's results of operations and financial condition. The Company has developed a contingency plan to address potential failures in these systems. The Company believes that modifications to existing systems, conversion to new systems, and vendor compliance upgrades will be resolved on a timely basis.

Expenses related to year 2000 compliance. The Company's current assessment of cost associated with the completion of its Y2K Plan is not considered by management to be material to the Company's future operations. Through March 31, 1999, the Company has expended $37,000 on its Y2K Plan and anticipates additional costs of approximately $143,000, to be incurred in 1999. The cost of completing the Company's Y2K Plan and the dates on which all procedures will be completed are based on management's best estimates. These estimates were derived utilizing various assumptions about future events, including the continued availability of resources, external technology, modification plans and other significant factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those currently anticipated.

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART 1.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

One of the Company's primary objectives is to control fluctuations in the Economic Value of Equity ("EVE") caused by changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for addressing fluctuations in the EVE. The ALCO utilizes a model that takes into account and evaluates the market risk of the Bank's financial position. Market risk represents possible risk of loss from adverse changes in market prices and interest rates. ALCO monitors the impact of changes in the interest rates through the use of an EVE model. EVE is the net present value of the balance sheet cash flows. This measures a sudden increase or decrease in interest rates in 100 basis point increments and the effect of such change on the net present value of equity. The following table sets forth the estimated impact of immediate changes in interest rates as of March 31, 1999:



             RATE CHANGE                  EVE                   % CHANGE
             -----------               ---------                --------

                - 400                  $  47,487                 - 8.58%
                - 300                     43,641                 - 9.79
                - 200                     41,095                 - 9.82
                - 100                     40,236                 - 6.33
                    0                     41,688                   0.00
                + 100                     43,647                   7.92
                + 200                     45,736                  15.66
                + 300                     47,902                  23.19
                + 400                     50,113                  30.50

The preceding table indicates that at March 31, 1999, in the event of a sudden and sustained increase in market rates the EVE would be expected to increase and given a decrease in market rates the EVE would be expected to decrease initially, for the first 200 basis point decline, then increase, for the next 200 basis point decline. These changes are the result of repricing opportunities inherent in the balance sheet. Computations of forecasted efforts of interest rates are based on numerous assumptions, such as market interest rates, loan growth and prepayment, deposit maturities and retention and should not be relied upon as indicative of future results. Also, the computations do not take into effect any actions that the ALCO could undertake in response to changes in interest rates.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

         Not applicable this filing.


Item 2.   Changes in Securities

         Not applicable this filing.


Item 3.   Defaults Upon Senior Securities

         Not applicable this filing.


Item 4.   Submission of Matters to a Vote of Security Holders

         Not applicable this filing.


Item 5.   Other Information

         Not applicable this filing.


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

    none this period

(b)   Reports on Form 8-K

    On February 16, 1999 the Company filed a report on Form 8-K announcing the resignation of Mr. Gerald L. Anthony as President and Chief Executive Officer of American Bank and the appointment of Mr. Jerry Neff to serve as the interim President and Chief Executive Officer of the Bank.

    On March 12, 1999 the Company filed a report on Form 8-K announcing that it will increase by $400,000 the allowance for loan losses of its wholly owned banking subsidiary, American Bank, to be charged against the Company's 1998 fiscal year end financial results.

    On May 5, 1999 the Company filed a report on Form 8-K announcing the resignation of Mr. Gerald L. Anthony as Chief Executive Officer and President of the Company pursuant to the terms of a Severance Agreement approved by the Board of Directors of the Company, which agreement modifies and clarifies the terms of Mr. Anthony's Employment Agreement as it relates to his separation from the Company and its subsidiaries.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            /s/      Jerry L. Neff
                                            -----------------------------------
                                            Jerry L. Neff, President and
                                            Chief Executive Officer


                                            Date: May 13, 1999
                                                 -------------------


                                            /s/      Brian M. Watterson
                                            -----------------------------------
                                            Brian M. Watterson
                                            Senior Vice President and
                                            Chief Financial Officer


                                            Date: May 13, 1999
                                                 -------------------