Form 10-Q
period 1999-06-30
AMERICAN BANCSHARES INC \FL\
filed 1999-08-12
CIK 1004528

                     U.S. Securities and Exchange Commission
                                Washington, D.C.

                                   Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

Number of shares outstanding of the issuer's Common Stock, par value $1.175 as of June 30, 1999: 5,028,584 shares.

                                TABLE OF CONTENTS


                                                                         Page
Part I    FINANCIAL INFORMATION

          Item 1
               -Financial Statements                                     1-4

               -Notes to Consolidated Condensed Financial Statements     5-7

          Item 2
               -Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                               8-9

          Item 2.A
               -Year 2000 Compliance                                      10

          Item 3
               -Quantitative and Qualitative Disclosure                   11
                About Market Risk


Part II   OTHER INFORMATION

          Item 1     Legal Proceedings
                     (Not applicable)                                    n/a

          Item 2     Changes in Securities                                12

          Item 3     Defaults Upon Senior Securities
                     (Not applicable)                                    n/a

          Item 4     Submission of Matters to a Vote
                     of Security Holders                                  12

          Item 5     Other Information                                 12-13

          Item 6     Exhibits and Reports on Form 8-K                     13

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(unaudited, $ in thousands)

                                                     June 30,    December 31,       %           $
Assets                                                 1999         1998          Change      Change
                                                  -------------  ------------    --------   ----------
  Cash and due from banks                              18,125       20,215         (10.34)     (2,090)
  Interest bearing deposits in banks                   18,273          104      17,470.19      18,169
  Mortgage loans held for sale                         90,987       88,158           3.21       2,829
  Investment securities, available for sale            39,112       48,323         (19.06)     (9,211)
  Mortgage-backed securities, available for sale       35,179       28,755          22.34       6,424
  Loans (net of allowance for credit losses and
   deferred loan fees of $1,481 as of
   June 30, 1999 and $1,620 as of
   December 31, 1998)                                 260,585      248,808           4.73      11,777
  Premises and equipment, net                          13,076       12,894           1.41         182
  Other real estate owned, net                            531        1,003         (47.06)       (472)
  Goodwill                                                 71           74          (4.05)         (3)
  Other assets                                          8,889        6,830          30.15       2,059
                                                    ---------    ---------      ---------    --------
  Total assets                                        484,828      455,164           6.52      29,664
                                                    =========   ==========      =========    ========

Liabilities and shareholders' equity

Liabilities
  Deposits                                            341,191      344,845          (1.06)     (3,654)
  Securities sold under agreements to repurchase       32,948       29,592          11.34       3,356
  Federal funds purchased and FHLB borrowings          64,700       34,900          85.39      29,800
  Guaranteed Preferred Beneficial Interests in
   the Company's Junior Subordinated Debentures        16,249       16,249           0.00           0
  Other liabilities                                     2,714        2,151          26.17         563
                                                    ---------    ---------      ---------    --------
    Total liabilities                                 457,802      427,737           7.03      30,065

Shareholders' equity
  Preferred shares, 5,000,000 shares authorized,
  0 shares issued and outstanding as of
  June 30,1999                                              0            0           0.00           0

  Common shares, $1.175 par value, 20,000,000
   shares authorized, 5,028,584 shares issued
   and outstanding as of  June 30, 1999
   and 4,994,984 as of December 31, 1998                5,910        5,870           0.68          40
  Additional paid in capital                           15,687       15,551           0.87         136
  Accumulated other comprehensive income, net          (1,686)        (143)      1,079.02      (1,543)
  Retained earnings                                     7,115        6,149          15.71         966
                                                    ---------    ---------      ---------    --------
    Total shareholders' equity                         27,026       27,427          (1.46)       (401)
                                                    ---------    ---------      ---------    --------
Total liabilities and shareholders' equity            484,828      455,164           6.52      29,664
                                                    =========    =========      =========    ========


The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                     Three Month's Ended June 30,       %             $
                                                         1999           1998          Change        Change
                                                      -----------    -----------    ----------   -----------
Interest income
  Interest and fees on loans                               7,559           6,474         16.76          1,085
  Interest on mortgage backed securities, taxable            577              24      2,304.17            553
  Interest on investment securities, taxable                 653             909        (28.16)          (256)
  Interest on investment securities, nontaxable               18              32        (43.75)           (14)
  Other interest income                                        9              43        (79.07)           (34)
                                                        --------        --------     ---------      ---------
    Total interest income                                  8,816           7,482         17.83          1,334

Interest expense
  Deposits                                                 3,134           3,248         (3.51)          (114)
  Securities sold under agreements to repurchase             287             316         (9.18)           (29)
  Federal funds purchased and FHLB advances                  719             110        553.64            609
  Trust preferred securities                                 354               0        100.00            354
  Other borrowed money                                         0               1       (100.00)            (1)
                                                        --------        --------     ---------      ---------
    Total interest expense                                 4,494           3,675         22.29            819

Net interest income                                        4,322           3,807         13.53            515
Provision for loan losses                                    513             151        239.74            362
                                                        --------        --------     ---------      ---------
Net interest income after loan loss                        3,809           3,656          4.18            153

Noninterest income
  Service charges & fees                                     655             454         44.27            201
  Gain on sale of mortgage loans                             433             248         74.60            185
  Gain on sale of securities                                  19               6        216.67             13
  Gain on sale of servicing                                    3              50        (94.00)           (47)
  Broker loan fees                                            38              34         11.76              4
  Merchant fees                                              299             205         45.85             94
  Other income                                               242             175         38.29             67
                                                        --------        --------     ---------      ---------
    Total noninterest income                               1,689           1,172         44.11            517

Noninterest expense
  Salaries & employee benefits                             2,239           1,759         27.29            480
  Net occupancy expense                                      287             223         28.70             64
  Furniture and equipment expenses                           364             211         72.51            153
  Data processing fees                                       205             135         51.85             70
  Interchange fee expenses                                   194             133         45.86             61
  Legal fees                                                 102             253        (59.68)          (151)
  Litigation settlement                                        0             525       (100.00)          (525)
  Other expense                                            1,239           1,292         (4.10)           (53)
                                                        --------        --------     ---------      ---------
    Total noninterest expense                              4,630           4,531          2.18             99

Income before income taxes                                   868             297        192.26            571
Provision for income taxes                                   304             104        192.31            200
                                                        --------        --------     ---------      ---------
Net income                                                   564             193        192.23            371
                                                        ========        ========     =========      =========
Earnings per share (actual $'s)
   Basic                                                    0.11            0.04
   Diluted                                                  0.11            0.04

Average number of shares outstanding
   Basic                                               5,028,584       4,994,599
   Diluted                                             5,029,296       5,024,054


The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                       Six Months ended June 30,        %             $
                                                         1999           1998          Change        Change
                                                      -----------    -----------    ----------   -----------
Interest income
  Interest and fees on loans                              14,792         12,285          20.41        2,507
  Interest on mortgage backed securities, taxable          1,026            122         740.98          904
  Interest on investment securities, taxable               1,387          1,941         (28.54)        (554)
  Interest on investment securities, nontaxable               41             49         (16.33)          (8)
  Other interest income                                       13            186         (93.01)        (173)
                                                       ---------       ---------       --------     --------
    Total interest income                                 17,259         14,583          18.35        2,676

Interest expense
  Deposits                                                 6,329          6,488          (2.45)        (159)
  Securities sold under agreements to repurchase             572            549           4.19           23
  Federal funds purchased and FHLB advances                1,236            195         533.85        1,041
  Trust preferred securities                                 708              0         100.00          708
  Other borrowed money                                        (1)            26        (103.85)         (27)
                                                       ---------       ---------       --------     --------
    Total interest expense                                 8,844          7,258          21.43         1,586

Net interest income                                        8,415          7,325          14.88         1,090
Provision for loan losses                                    828            275         201.09           553
                                                       ---------       ---------       --------      --------
Net interest income after loan loss                        7,587          7,050           7.62           537

Noninterest income
  Service charges & fees                                   1,265            875          44.57           390
  Gain on sale of loans                                      566            406          39.41           160
  Gain on sale of securities                                  28            128         (78.13)         (100)
  Gain on sale of servicing                                   10             72         (86.11)          (62)
  Broker loan fees                                            60             88         (31.82)          (28)
  Merchant fees                                              573            392          46.17           181
  Other income                                               531            315          68.57           216
                                                       ---------        --------      ---------       -------
    Total noninterest income                               3,033          2,276          33.26           757

Noninterest expense
  Salaries & employee benefits                             4,204          3,268          28.64           936
  Net occupancy expense                                      570            418          36.36           152
  Furniture and equipment expenses                           684            451          51.66           233
  Data processing fees                                       470            487          (3.49)          (17)
  Interchange fee expense                                    370            249          48.59           121
  Legal fees                                                 192            875         (78.06)         (683)
  Litigation settlement                                        0            525        (100.00)         (525)
  Other expense                                            2,642          2,134          23.81           508
                                                       ---------       ---------      ---------       -------
    Total noninterest expense                              9,132          8,407           8.62           725

Income before income taxes                                 1,488            919          61.92           569
Provision for income taxes                                   521            322          61.80           199
                                                       ---------       ---------      ---------       -------
Net income                                                   967            597          61.98           370
                                                      ==========       =========      =========       =======
Earnings per share (actual $'s)
Basic                                                       0.19           0.12
Diluted                                                     0.19           0.12

Average Number of shares outstanding
Basic                                                  5,019,488      4,994,542
Diluted                                                5,024,998      5,023,755


The accompanying notes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statement of Cashflows
(unaudited, $ in thousands)

                                                      Six Months ended June 30,
                                                          1999           1998
                                                       ----------     ---------
Cash flows from operating activities:
 Net income                                                   967           597
                                                         --------      --------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                   828           275
  Net gain on sale of investment securities                   (28)         (126)
  Net gain on sale of loans                                  (566)         (406)
  Net gain on sale of mortgage servicing rights               (10)          (72)
  Depreciation                                                635           415
  Origination of loans held for sale (net of repayments)  (41,388)      (33,099)
  Proceeds from sales of loans held for sale               38,559        23,850
  Net amortization of premiums and accretion of
   discounts on investment securities                          44           (12)
  Increase in other liabilities                               563         1,533
  (Increase) decrease in other assets                      (1,572)       (2,220)
                                                         --------      --------
 Total adjustments                                         (2,935)       (9,862)
                                                         --------      --------
Net cash provided by operating activities                  (1,968)       (9,265)
                                                         --------      --------
Cash flows from investing activities:
 Loan originations, net of repayments                     (12,162)      (39,236)
 Purchases of bank premises and equipment                    (817)       (2,824)
 Proceeds from sales and maturities of available for
  sale investment securities                               13,670        34,561
 Purchases of available for sale investment
  securities, net of repayments                           (12,442)      (21,932)
 Recoveries on loans charged off                              121            62
                                                        ---------      --------
Net cash used in investing activities                     (11,630)      (29,369)
                                                        ---------      --------
Cash flows from financing activities:
 Net increase in demand deposits, NOW
  and savings accounts                                      7,257        19,262
 Net increase (decrease) in time deposits                 (10,911)       (4,989)
 Net increase in securities sold under agreements to
  repurchase                                                3,356        11,539
 Net proceeds from advances (repayments)from the
  FHLB and Federal Funds purchased                         29,800         8,501
 Proceeds from issuance of stock                              175             0
                                                        ---------     ---------
Net cash provided by financing activities                  29,677        34,313
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       16,079        (4,321)
Cash and cash equivalents at beginning of period           20,319        18,396
                                                        ---------     ---------
Cash and cash equivalents at end of period                 36,398        14,075
                                                        =========     =========
Supplemental disclosures:
 Interest paid                                              8,729         7,103
                                                        =========     =========
 Income taxes paid                                            315           665
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

Note 2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three and six month periods ended June 30, 1999 are not necessairly indicative of the results expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1998 Form 10-K. This quarterly report should be read in conjunction with such annual report.


Note 3.           Investments

The Company's investments and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards No. 115. Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At June 30, 1999, an unrealized loss, net of tax, of $1,686,000 was reflected as a decrease of shareholders' equity.

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

                                                             Six Months              Three Months
                                                            ended June 30,          ended June 30,
                                                           1999        1998        1999        1998
                                                        ---------   ---------   ---------   ---------
Weighted average common shares outstanding...........   5,019,488   4,994,542   5,028,584   4,994,599
Weighted average common shares equivalents...........       5,510      29,213         712      29,455
                                                        ---------   ---------   ---------   ---------
Shares used in diluted earnings per share calculation   5,024,998   5,023,755   5,029,296   5,024,054
                                                        =========   =========   =========   =========



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

Comprehensive Earnings (unaudited, $ in thousands)

                                              Six months ended June 30,
                                               1999               1998
                                               ----               ----
Net income (loss)                                967                597
Other comprehensive earnings (losses):
Unrealized gains (losses) on securities       (1,543)               (73)
                                              -------            -------
Comprehensive income                            (576)               524


Note 6.           Impact of Recently Issued Accounting Standards

Financial Accounting Standards Board Statement (FAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133," was issued in June 1999 and was effective upon issuance. As issued, FAS No. 133 was to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. This statement amends FAS No.133 by deferring the effective date of FAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. See additional analysis below for the impact of FAS No. 133.

                       AMERICAN BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 6.           Impact of Recently Issued Accounting Standards (continued)

FAS No. 134, "Accounting for Mortgage-Backed Securities retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity," amends FAS No. 65 allowing mortgage-backed securities or other retained interests arising from the securitization of mortgage loans to be classified based on the mortgage banking entities' ability and intent to sell of hold those securities. Previously these securities had to be held within a trading account. This statement became effective in the first quarter of 1999 and had no impact on the financial statements.

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement, as amended by FAS No. 137, is effective for the Company's fiscal year ending December 31, 2001. Because the Company does not currently hold any derivative investments, the adoption of this statement is not expected to have an impact on the financial statements.

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

Liquidity and Capital Resources

Total assets of the Company increased by 6.52% to $484,828,000 as of June 30, 1999 from $455,164,000 as of December 31, 1998 and 24.2% from $390,276,000 as of June 30, 1998. The increase in assets from December 31, 1998, was primarily the result of increases in net loans of $14,606,000 to $351,572,000 and mortgage backed securities of $6,424,000 to $35,179,000. The increases in assets were funded through increases in Securities Sold Under Agreements to Repurchase of $3,356,000 to $32,948,000 and increases in borrowings of $29,800,000 to
$64,700,000.

As of June 30, 1999, the Bank's Tier 1 leverage ratio was 8.06%, Tier 1 to risk weighted assets was 11.28% and total risk based capital was 11.91%, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at June 30, 1999 of 43.31%. The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). FHLB has approved a line of credit totaling $75,000,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of June 30, 1999, advances totaling $64,700,000 were outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of June 30, 1999, the Bank had no federal funds purchased.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART 1.

ITEM 2. (continued)

Results of Operations

The Company's net income for the quarter ended June 30, 1999 was $564,000 or $.11 per share, compared to net income of $193,000 or $.04 per share for the same period for 1998. Net interest income increased $515,000 to $4,322,000 for the quarter ended June 30, 1999, over the same quarter in 1998, as a result of the increase in interest earning assets. Non-interest income increased from $1,172,000 for the quarter ended June 31, 1998 to $1,689,000 for the same period in 1999. The increase in non-interest income is primarily attributable to increases in service charges and fees on deposits of $201,000; an increase in gain on the sale of mortgage loans of $185,000 and credit card merchant services fee income of $94,000; other income of $67,000; gain on sale of securities of $13,000 and broker loan fees of $4,000 partially offset by a decrease of $47,000 in gain on sale of servicing.

Total general and administrative expense for the quarter ended June 30, 1999, increased $99,000 over the same period of 1998. This increase resulted primarily from increases in salaries expense of $480,000; furniture and fixtures expense of $153,000 and other operating expenses related to the growth in the Company's assets, the number of Bank branches, and the operation of the Finance Company. These increases were partially offset by decreases in legal fees of $151,000 and litigation settlement of $525,000 due primarily to the settlement of certain litigation in the year ago period.

For the three months ended June 30,1999, net interest income increased $515,000 to $4,322,000, compared to $3,248,000 for the same period in 1998, as a result of the 24% asset growth. Loan loss provision increased from $151,000 for the three month period ended June 30, 1998 to $513,000 for the same period in 1999. During the quarter ended June 30,1999 the Bank charged-off $593,000 of bad debt that was part of a loan relationship totaling approximately $1 million. Management believes the remaining loan balances in this relationship are adequately collateralized and that additional write-downs should not be necessary. Management continues to monitor the status of this relationship and intends to take action as appropriate. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

For the six months ended June 30, 1999, net income was $967,000 or $.19 per share, compared to net income of $597,000 or $.12 per share for the same period for 1998. In 1998 earnings per share were affected by the settlement of certain litigation of $525,000 and associated legal fees of $235,000, costs associated with the acquisition of Murdock Florida Bank of $541,000 and costs associated with the opening of the Ruskin branch of $67,000 net of the associated income tax benefit of $479,000. In 1999 earnings per share were were affected by approximately $124,000, after tax, as a result of a severance payment to former CEO and President Gerald Anthony.

Net interest income increased $1,090,000 to $8,415,000 compared to $7,325,000 for the same period in 1998 as a result of the 24% asset growth. The provision for loan loss expense increased from $275,000 for the six month period ended June 30, 1998 to $828,000 for the same period in 1999. During the six months ended June 30,1999 the Bank charged-off $593,000 of bad debt that was part of a loan relationship totaling approximately $1 million. Management believes the remaining loan balances in this relationship are adequately collateralized and that additional write-downs should not be necessary. Management continues to monitor the status of this relationship and intends to take action as appropriate. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

Noninterest income increased to $3.0 million for the six months ended June 30,1999 from $2.3 million for the same period for 1998. Significant increases include service charges and fees of $390,000, merchant fees of $181,000 and gain on sale of mortgage loans of $160,000.

Noninterest expenses increased $725,000 to $9.1 million for the six months ended June 30,1999 from $8.4 million for the same period for 1998. Salaries and employee benefits increased $936,000 to $4.2 million from $3.3 million due to increased staff size; other expenses increased $508,000 (including $150,000 of increased loan servicing related expenses) and furniture and equipment expenses increased $233,000 (including $145,000 of increased depreciation expenses). These increases were partially offset by decreases in litigation settlement of $525,000 and associated legal fees of $235,000, costs associated with the acquisition of Murdock Florida Bank of $541,000 and costs associated with the opening of the Ruskin branch of $67,000.

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

Expenses related to year 2000 compliance. The Company's current assessment of cost associated with the completion of its Y2K Plan is not considered by management to be material to the Company's future operations. Through June 30, 1999, the Company has expended $51,000 on its Y2K Plan and anticipates additional costs of approximately $129,000, to be incurred in 1999. The cost of completing the Company's Y2K Plan and the dates on which all procedures will be completed are based on management's best estimates. These estimates were derived utilizing various assumptions about future events, including the continued availability of resources, external technology, modification plans and other significant factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those currently anticipated.

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART 1.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

One of the Company's primary objectives is to control fluctuations in the Economic Value of Equity ("EVE") caused by changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for addressing fluctuations in the EVE. The ALCO utilizes a model that takes into account and evaluates the market risk of the Bank's financial position. Market risk represents possible risk of loss from adverse changes in market prices and interest rates. ALCO monitors the impact of changes in the interest rates through the use of an EVE model. EVE is the net present value of the balance sheet cash flows. This measures a sudden increase or decrease in interest rates in 100 basis point increments and the effect of such change on the net present value of equity. The following table sets forth the estimated impact of immediate changes in interest rates as of June 30, 1999:



             RATE CHANGE                  EVE                   % CHANGE
             -----------               ---------                --------

                - 400                  $  49,497                  28.16%
                - 300                     44,573                  15.41
                - 200                     40,946                   6.02
                - 100                     38,869                   0.64
                    0                     38,620                   0.00
                + 100                     39,074                   1.18
                + 200                     39,681                   2.75
                + 300                     40,360                   4.51
                + 400                     41,081                   6.37

The preceding table indicates that at June 30, 1999, in the event of a sudden and sustained increase or decrease in market rates the EVE would be expected to increase. These changes are the result of repricing opportunities inherent in the balance sheet. Computations of forecasted efforts of interest rates are based on numerous assumptions, such as market interest rates, loan growth and prepayment, deposit maturities and retention and should not be relied upon as indicative of future results. Also, the computations do not take into effect any actions that the ALCO could undertake in response to changes in interest rates.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

         Not applicable this filing.


Item 2.   Changes in Securities

On July 8,1999 the Board of Directors of the Company voted to issue 66,800 stock options pursuant to the "American Bancshares, Inc. 1999 Stock Option and Equity Incentive Plan." Of these 7,000 stock options were issued to Jerry L. Neff,
President and CEO, 11,500 stock options were issued to senior officers. The remaining 48,300 stock options were issued to other Company staff members.

The Company intends to file a Registration Statement on Form S-8 to register the common shares issuable upon exercise of such options prior to the expiration of the initial vesting period of such options.



Item 3.   Defaults Upon Senior Securities

         Not applicable this filing.


Item 4.   Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company's annual meeting on May 21, 1999.

1.      To elect twelve persons as Directors.

The following directors, which consisted of all of the existing directors, were nominated for re-election:

                                        Percentage
                                   For          Against      Abstain
        Ronald L. Larson           74.30           4.30         0.00
        Timothy I. Miller          73.84           4.75         0.00
        Dan E. Molter              73.94           4.66         0.00
        Kirk D. Moudy              73.85           4.75         0.00
        Lindell Orr                74.35           4.24         0.00
        Lynn B. Powell             74.28           4.32         0.00
        Walter L. Presha           74.26           4.34         0.00
        J. Gary Russ               72.53           6.06         0.00
        R. Jay Taylor              74.27           4.32         0.00
        Edward D. Wyke             72.59           6.01         0.00

Of the total of 5,028,584 shares of common stock eligible to vote, there were 3,968,488 shares present in person or by proxy and the above named directors were re-elected with the results for each noted above.

2. To consider and vote on the adoption of the proposed "American Bancshares, Inc 1999 Stock Option and Equity Incentive Plan", to be effective March 23,1999.

Of the total of 5,028,584 shares of common stock eligible to vote, there were 3,968,488 shares present in person or by proxy with 3,361,166 votes for, 567,250 votes against and 40,072 votes abstaining. The above named plan was adopted.

Item 5.   Other Information

1. In May, 1999, the Company entered into an employment  agreement with Brian M.
Watterson,   Executive  Vice  President,   Chief  Financial  Officer  and  Chief
Operations Officer. The employment agreement is filed as exhibit 10.1 of this Form 10-Q is incorporated herein by reference.

2. In May, 1999, the Company entered into an employment agreement with John Nash, Vice President, Commercial Loan Production Manager. The employment agreement is filed as exhibit 10.2 of this Form 10-Q is incorporated herein by reference.

3. In May, 1999, the Company entered into an employment agreement with David R. Mady, Senior Vice President & Chief Investment Officer. The employment agreement is filed as exhibit 10.3 of this Form 10-Q is incorporated herein by reference.

4. In May, 1999, the Company entered into an employment agreement with Stuart M. Gregory, Executive Vice President, Retail Loan Production Manager of the Bank. The employment agreement is filed as exhibit 10.4 of this Form 10-Q is incorporated herein by reference.

PART II - OTHER INFORMATION



Item 5.   Other Information (continued)

5. In May, 1999, the Company entered into an employment agreement with Jerry L. Neff President of American Bancshares, Inc and Subsidiaries. The employment agreement is filed as exhibit 10.5 of this Form 10-Q is incorporated herein by reference.

 The employment agreements referenced above were part of an overall management restructuring undertaken by the Company during the first half of 1999. As part of this restructuring, in May 1999 the Company exercised its option to terminate its employment agreements with Messrs. Mady and Coon, and offered them new employment agreements consistent with those offered to other members of management. Mr. Mady has accepted this arrangement and has entered into the employment agreement filed herewith as Exhibit 10.3. Mr. Coon has not accepted the new employment agreement and he disputes the termination of the prior contract. However, Mr. Coon continues to be employed by the Company on the basis set forth in the proposed employment agreement and the Company has offered to continue his employment on such basis.


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

                10.1-- Employment Agreement dated May 19, 1999 by and between Brian M. Watterson and American Bancshares, Inc.

                10.2-- Employment Agreement dated May 25, 1999 by and between John Nash and American Bank.

                10.3-- Employment Agreement dated June 23, 1999 by and between David R. Mady and American Bank.

                10.4-- Employment Agreement dated May 19, 1999 by and between Stuart M. Gregory and American Bank.

                10.5-- Employment Agreement dated May 25, 1999 by and between Jerry L. Neff and American Bancshares, Inc.

(b)   Reports on Form 8-K

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

    On May 21, 1999 the Company filed a report on Form 8-K announcing the appointment of Mr. Jerry L. Neff to serve as the President and Chief Executive Officer of the Company and each of its corporate subsidiaries, including American Bank, its wholly-owned commercial banking subsidiary.

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




                                            /s/      Jerry L. Neff
                                            -----------------------------------
                                            Jerry L. Neff, President and
                                            Chief Executive Officer


                                            Date: August 12, 1999
                                                 -------------------


                                            /s/      Brian M. Watterson
                                            -----------------------------------
                                            Brian M. Watterson
                                            Senior Vice President and
                                            Chief Financial Officer


                                            Date: August 12, 1999
                                                 -------------------