Form 10-Q
period 1999-09-30
AMERICAN BANCSHARES INC \FL\
filed 1999-11-15
CIK 1004528

                     U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                   Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                 For the transition period from ____ to ____


                 Commission file number 0-27474


                            American Bancshares, Inc.
                (Exact Name of Registrants Specified in its Charter)


                 Florida                             65-0624640
        (State or other Jurisdiction of         (IRS Employer Id. No.)
        Incorporation or Organization)

                 4502 Cortez Road West, Bradenton, Florida 34210
                      (Address of Principal Executive Offices)

                                 (941) 795-3050
               (Registrant's telephone number including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X  No    .
            ---   ---

Number of shares outstanding of the issuer's Common Stock, par value $1.175 as of September 30, 1999: 5,032,584 shares.

                                TABLE OF CONTENTS


                                                                         Page
Part I    FINANCIAL INFORMATION

          Item 1
               -Financial Statements                                     1-4

               -Notes to Consolidated Condensed Financial Statements     5-7

          Item 2
               -Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                               8-10

          Item 3
               -Quantitative and Qualitative Disclosure                   11
                About Market Risk


Part II   OTHER INFORMATION

          Item 1     Legal Proceedings
                     (Not applicable)                                    n/a

          Item 2     Changes in Securities and Use of Proceeds
                     (Not applicable)                                    n/a

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

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(unaudited, $ in thousands)

                                                  September 30,  December 31,       %           $
Assets                                                 1999         1998          Change      Change
                                                  -------------  ------------    --------   ----------
  Cash and due from banks                              17,357       20,215         (14.14)     (2,858)
  Interest bearing deposits in banks                       43          104         (58.65)        (61)
  Mortgage loans held for sale                        102,220       88,158          15.95      14,062
  Investment securities, available for sale            37,065       48,323         (23.30)    (11,258)
  Mortgage-backed securities, available for sale       34,275       28,755          19.20       5,520
  Loans (net of allowance for credit losses and
   deferred loan fees of $1,651 as of
   September 30, 1999 and $1,620 as of
   December 31, 1998)                                 257,467      248,808           3.48       8,659
  Premises and equipment, net                          12,682       12,894          (1.64)       (212)
  Other real estate owned, net                            318        1,003         (68.30)       (685)
  Goodwill                                                 70           74          (5.41)         (4)
  Other assets                                          9,962        6,830          45.86       3,132
                                                    ---------    ---------      ---------    --------
  Total assets                                        471,459      455,164           3.58      16,295
                                                    =========   ==========      =========    ========

Liabilities and shareholders' equity

Liabilities
  Deposits                                            352,138      344,845           2.11       7,293
  Securities sold under agreements to repurchase       29,195       29,592          (1.34)       (397)
  Federal funds purchased and FHLB borrowings          43,150       34,900          23.64       8,250
  Guaranteed Preferred Beneficial Interests in
   the Company's Junior Subordinated Debentures        16,249       16,249           0.00           0
  Other liabilities                                     3,734        2,151          73.59       1,583
                                                    ---------    ---------      ---------    --------
    Total liabilities                                 444,466      427,737           3.91      16,729

Shareholders' equity
  Preferred shares, 5,000,000 shares authorized,
  0 shares issued and outstanding as of
  September 30,1999                                         0            0           0.00           0

  Common shares, $1.175 par value, 20,000,000
   shares authorized, 5,032,584 shares issued
   and outstanding as of September 30, 1999
   and 4,994,984 as of December 31, 1998                5,914        5,870           0.75          44
  Additional paid in capital                           15,716       15,551           1.06         165
  Accumulated other comprehensive income, net          (2,455)        (143)      1,616.78      (2,312)
  Retained earnings                                     7,818        6,149          27.14       1,669
                                                    ---------    ---------      ---------    --------
    Total shareholders' equity                         26,993       27,427          (1.58)       (434)
                                                    ---------    ---------      ---------    --------
Total liabilities and shareholders' equity            471,459      455,164           3.58      16,295
                                                    =========    =========      =========    ========


The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                  Three Month's Ended September 30,       %             $
                                                         1999           1998          Change        Change
                                                      -----------    -----------    ----------   -----------
Interest income
  Interest and fees on loans                               7,480           6,851          9.18            629
  Interest on mortgage backed securities, taxable            591              86        587.21            505
  Interest on investment securities, taxable                 629           1,260        (50.08)          (631)
  Interest on investment securities, nontaxable                8              30        (73.33)           (22)
  Other interest income                                       34              14        142.86             20
                                                        --------        --------     ---------      ---------
    Total interest income                                  8,742           8,241          6.08            501

Interest expense
  Deposits                                                 3,421           3,335          2.58             86
  Securities sold under agreements to repurchase             292             332        (12.05)           (40)
  Federal funds purchased and FHLB advances                  419             531        (21.09)          (112)
  Trust preferred securities                                 354             331          6.95             23
  Other borrowed money                                         0              (2)      (100.00)            (2)
                                                        --------        --------     ---------      ---------
    Total interest expense                                 4,486           4,527         (0.91)           (41)

Net interest income                                        4,256           3,714         14.59            542
Provision for loan losses                                    375             154        143.51            221
                                                        --------        --------     ---------      ---------
Net interest income after loan loss                        3,881           3,560          9.02            321

Noninterest income
  Service charges & fees                                     838             476         76.05            362
  Gain on sale of mortgage loans                              51             510        (90.61)          (492)
  Gain on sale of securities                                   0              58       (100.00)           (58)
  Gain on sale of servicing                                  195              15      1,200.00            180
  Broker loan fees                                            23              27        (14.81)            (4)
  Merchant fees                                              238             172         38.87             66
  Other income                                               232             219         24.73             46
                                                        --------        --------     ---------      ---------
    Total noninterest income                               1,577           1,477          6.77            100

Noninterest expense
  Salaries & employee benefits                             1,920           1,863          3.06             57
  Net occupancy expense                                      293             232         26.29             61
  Furniture and equipment expenses                           369             274         34.67             95
  Data processing fees                                       204             220         (7.27)           (16)
  Interchange fee expenses                                   161             114         41.23             47
  Legal fees                                                  95             114        (16.67)           (19)
  Litigation settlement                                        0               0          0.00              0
  Other expense                                            1,272           1,243          2.33             29
                                                        --------        --------     ---------      ---------
    Total noninterest expense                              4,314           4,060          6.26            254

Income before income taxes                                 1,144             977         17.09            167
Provision for income taxes                                   440             342         28.65             98
                                                        --------        --------     ---------      ---------
Net income                                                   704             635         10.87             69
                                                        ========        ========     =========      =========
Earnings per share (actual $'s)
   Basic                                                    0.14            0.13
   Diluted                                                  0.14            0.13

Average number of shares outstanding
   Basic                                               5,031,497       4,994,984
   Diluted                                             5,047,836       5,015,921


The accompanying notes are an integral part of these financial statements.

 American Bancshares, Inc. and Subsidiaries
 Consolidated Condensed Statements of Income
 (unaudited, $ in thousands)

                                                   Nine Months ended September 30,      %             $
                                                         1999           1998          Change        Change
                                                      -----------    -----------    ----------   -----------
Interest income
  Interest and fees on loans                              22,272         19,136          16.39        3,136
  Interest on mortgage backed securities, taxable          1,409            208         577.40        1,201
  Interest on investment securities, taxable               2,223          3,202         (30.57)        (979)
  Interest on investment securities, nontaxable               49             78         (37.18)         (29)
  Other interest income                                       47            200         (76.50)        (153)
                                                       ---------       ---------       --------     --------
    Total interest income                                 26,000         22,824          13.92        3,176

Interest expense
  Deposits                                                 9,751          9,823          (0.73)         (72)
  Securities sold under agreements to repurchase             865            880          (1.70)         (15)
  Federal funds purchased and FHLB advances                1,655            726         127.96          929
  Trust preferred securities                               1,061            331         220.54          730
  Other borrowed money                                        (1)            25        (104.00)         (26)
                                                       ---------       ---------       --------     --------
    Total interest expense                                13,331         11,785          13.12         1,546

Net interest income                                       12,669         11,039          14.77         1,630
Provision for loan losses                                  1,203            429         180.42           774
                                                       ---------       ---------       --------      --------
Net interest income after loan loss                       11,466         10,610           8.07           856

Noninterest income
  Service charges & fees                                   2,102          1,352          55.47           750
  Gain on sale of loans                                      617            949         (34.98)         (332)
  Gain on sale of securities                                  28            186         (84.95)         (158)
  Gain on sale of servicing                                  206             87         136.78           119
  Broker loan fees                                            83            115         (27.83)          (32)
  Merchant fees                                              811            564          43.79           247
  Other income                                               761            500          52.20           261
                                                       ---------        --------      ---------       -------
    Total noninterest income                               4,608          3,753          22.78           855

Noninterest expense
  Salaries & employee benefits                             6,124          5,131          19.35           993
  Net occupancy expense                                      863            650          32.77           213
  Furniture and equipment expenses                         1,053            726          45.04           327
  Data processing fees                                       674            707          (4.67)          (33)
  Interchange fee expense                                    531            363          46.28           168
  Legal fees                                                 287            604         (52.48)         (317)
  Litigation settlement                                        0            525        (100.00)         (525)
  Other expense                                            3,911          3,761           3.99           150
                                                       ---------       ---------      ---------       -------
    Total noninterest expense                             13,443         12,467           7.83           976

Income before income taxes                                 2,631          1,896          38.77           735
Provision for income taxes                                   961            664          44.73           297
                                                       ---------       ---------      ---------       -------
Net income                                                 1,670          1,232          35.55           438
                                                      ==========       =========      =========       =======
Earnings per share (actual $'s)
Basic                                                       0.33           0.25
Diluted                                                     0.33           0.25

Average Number of shares outstanding
Basic                                                  5,023,535      4,994,691
Diluted                                                5,031,406      5,022,425


The accompanying notes are an integral part of these financial statements.

American Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statement of Cashflows
(unaudited, $ in thousands)

                                                    Nine Months ended September 30,
                                                          1999           1998
                                                       ----------     ---------
Cash flows from operating activities:
 Net income                                                 1,670         1,232
                                                         --------      --------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                 1,203           429
  Net gain on sale of investment securities                   (20)         (170)
  Net gain on sale of loans                                  (617)         (949)
  Net gain on sale of mortgage servicing rights              (206)          (87)
  Net loss on sale of foreclosed real estate                   50             0
  Depreciation                                                964           689
  Origination of loans held for sale (net of repayments)  (58,451)      (95,199)
  Proceeds from sales of loans held for sale               44,389        52,191
  Net amortization of premiums and accretion of
   discounts on investment securities                          39             3
  Increase in other liabilities                             1,583         1,049
  (Increase) decrease in other assets                      (2 287)       (2,413)
                                                         --------      --------
 Total adjustments                                        (13,353)      (44,457)
                                                         --------      --------
Net cash provided by/(used in) operating activities       (11,683)      (43,225)
                                                         --------      --------
Cash flows from investing activities:
 Loan originations, net of repayments                      (9,412)      (21,088)
 Purchases of bank premises and equipment                    (752)       (3,983)
 Proceeds from sales and maturities of available for
  sale investment securities                               18,321        54,201
 Purchases of available for sale investment
  securities, net of repayments                           (14,914)      (66,405)
 Recoveries on loans charged off                              166            83
                                                        ---------      --------
Net cash used in investing activities                      (6,591)      (37,192)
                                                        ---------      --------
Cash flows from financing activities:
 Net increase (decrease) in demand deposits, NOW
  and savings accounts                                       (662)       25,644
 Net increase (decrease) in time deposits                   7,955        (1,533)
 Net increase (decrease) in securities sold under
  agreements to repurchase                                   (397)       12,850
 Proceeds from issuance of trust preferred securities           0        16,249
 Net proceeds from advances (repayments)from the
  FHLB and Federal Funds purchased                          8,250        27,000
 Proceeds from issuance of stock                              209             0
                                                        ---------     ---------
Net cash provided by financing activities                  15,355        80,210
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       (2,919)         (207)
Cash and cash equivalents at beginning of period           20,319        18,396
                                                        ---------     ---------
Cash and cash equivalents at end of period                 17,400        18,189
                                                        =========     =========
Supplemental disclosures:
 Interest paid                                             12,988        11,422
                                                        =========     =========
 Income taxes paid                                            415           915
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

On September 6, 1999 the Company entered into an Agreement and Plan of Reorganization with Gold Banc Corporation, Inc., a Kansas corporation ("Gold Banc"), and Gold Banc Acquisition Corporation XI, Inc., a Kansas corporation which will be a wholly-owned subsidiary of Gold Banc, ("Acquisition Subsidiary") pursuant to which, among other things the Company will be merged with and into Acquisition Subsidiary, with Acquisition Subsidiary as the surviving corporation. Exhibit 2.1 is incorporated herein by reference.

Note 2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three and nine month periods ended September 30, 1999 are not necessairly indicative of the results expected for the full year.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the Company's December 31, 1998 Form 10-K. This quarterly report should be read in conjunction with such annual report.


Note 3.           Investments

The Company's investments and mortgage-backed securities are classified as available for sale and recorded at fair value as required by the provisions of Statement of Financial Accounting Standards No. 115. Unrealized gains and losses are reflected as a separate component of shareholders' equity on the consolidated statement of condition. At September 30, 1999, an unrealized loss, net of tax, of $2,455,000 was reflected as a decrease of shareholders' equity.

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

                                                             Nine Months             Three Months
                                                          ended September 30,     ended September 30,
                                                           1999        1998        1999        1998
                                                        ---------   ---------   ---------   ---------
Weighted average common shares outstanding...........   5,023,535   4,994,691   5,031,497   4,994,984
Weighted average common shares equivalents...........       7,871      27,734      16,339      20,937
                                                        ---------   ---------   ---------   ---------
Shares used in diluted earnings per share calculation   5,031,406   5,022,245   5,047,836   5,015,921
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

Comprehensive Earnings (unaudited, $ in thousands)

                                           Nine Months ended September 30,      Three Months ended September 30,
                                               1999               1998              1999               1998
                                               ----               ----              ----               ----
Net income (loss)                              1,670              1,232               704                635
Other comprehensive earnings (losses):
Unrealized gains (losses) on securities       (2,312)               336              (769)               408
                                              -------            -------           -------            -------
Comprehensive income                            (642)             1,568               (65)             1,043


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

Securities and Exchange Commission Staff Accounting Bulletin No. 99 ("SAB 99"), "Materiality," was issued in September 1999 and discusses materiality in the financial statements. SAB 99 emphasizes that quantitative measurements should be coupled with a qualitative analysis when assessing and evaluating materiality. It further states that known, recurring errors should not be permitted if management's reason for not adjusting is that they know that it falls below the quantitative rules of thumb, except when they are truly insignificant. The Company believes that it is currently in compliance with this bulletin.

PART I.

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

Liquidity and Capital Resources

Total assets of the Company increased by 3.58% to $471,459,000 as of September 30, 1999 from $455,164,000 as of December 31, 1998 and 7.7% from $437,739,000 as of September 30, 1998. The increase in assets from December 31, 1998, was primarily the result of increases in net loans of $22,721,000 to $359,687,000 and mortgage backed securities of $5,520,000 to $34,275,000. The increases in assets from December 31,1998 to September 30,1999 were funded through increases in Deposits of $7,293,000 to $352,138,000 and increases in borrowings of $8,250,000 to $43,150,000.

As of September 30, 1999, the Bank's Tier 1 leverage ratio was 8.45%, Tier 1 to risk weighted assets was 11.51% and total risk based capital was 12.17%, resulting in a classification of "Well Capitalized" under FDIC guidelines. The Bank, through its Asset/Liability Committee, monitors, among other things, the Bank's capital and liquidity position, making adjustments to deposit, loan, and investment strategies as necessary. The Bank continues to maintain adequate liquidity levels with a liquidity ratio at September 30, 1999 of 41.66%. The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB). The FHLB has approved a line of credit for the Bank totaling $89,393,000 collateralized by qualifying mortgages and all of the Bank's FHLB stock. As of September 30, 1999, advances totaling $43,150,000 were outstanding. The Bank also maintains Federal Funds Purchased agreements with several correspondent banks to provide sources of overnight funds. As of September 30, 1999, the Bank had no federal funds purchased.

Management believes that there are adequate funding sources to meet its future liquidity needs for the foreseeable future. Primary among these funding sources are the repayment of principal and interest on loans, the renewal of time deposits, and the growth in the deposit base. Management does not believe that the terms and conditions that will be present at the time of renewal of these funding sources will significantly impact the Company's operations, due to its management of the maturities of its assets and liabilities.

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART I.

ITEM 2. (continued)

Results of Operations

The Company's net income for the quarter ended September 30, 1999 was $704,000 or $.14 per share, compared to net income of $635,000 or $.13 per share for the same period for 1998. Net interest income increased $542,000 to $4,256,000 for the quarter ended September 30, 1999, over the same quarter in 1998, as a result of the increase in interest earning assets. Non-interest income increased from $1,477,000 for the quarter ended September 30, 1998 to $1,577,000 for the same period in 1999. The increase in non-interest income is primarily attributable to increases in service charges and fees on deposits of $362,000; gain on sale of servicing of $180,000; credit card merchant services fee income of $66,000 and other income of $46,000 partially offset by decreases in gain on the sale of mortgage loans of $492,000; gain on sale of securities of $58,000 and broker loan fees of $4,000.

Total general and administrative expenses for the quarter ended September 30, 1999, increased $254,000 over the same period in 1998. This increase resulted primarily from increases in furniture and fixtures expense of $95,000; net occupancy expense of $61,000; salaries expense of $57,000; interchange fee expenses of $47,000 and other operating expenses of $29,000 related to the growth in the Company's assets, the number of Bank branches, and the operation of the Finance Company. These increases were partially offset by decreases in legal fees of $19,000 and data processing fees of $16,000.

For the three months ended September 30,1999, net interest income increased $542,000 to $4,256,000, compared to $3,714,000 for the same period in 1998, as a result of the 7.7% asset growth and the repricing of certain deposit liabilities. Loan loss provision increased from $154,000 for the three month period ended September 30, 1998 to $375,000 for the same period in 1999. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

For the nine months ended September 30, 1999, net income was $1,670,000 or $.33 per share, compared to net income of $1,232,000 or $.25 per share for the same period for 1998. In 1998 earnings per share were affected by the settlement of certain litigation of $525,000 and associated legal fees of $235,000, costs associated with the acquisition of Murdock Florida Bank of $541,000 and costs associated with the opening of the Ruskin branch of $67,000 net of the associated income tax benefit of $479,000. In 1999 earnings per share were affected by approximately $124,000, after tax, as a result of a severance payment to former CEO and President Gerald Anthony.

Net interest income increased $1,630,000 to $12,669,000 compared to $11,039,000 for the same period in 1998 as a result of the 7.7% asset growth and the repricing of certain deposit liabilities. The provision for loan loss expense increased from $429,000 for the nine month period ended September 30, 1998 to $1,203,000 for the same period in 1999. During the nine months ended September 30,1999 the Bank charged-off $593,000 of bad debt that was part of a loan relationship totaling approximately $1 million. Management believes the remaining loan balances in this relationship are adequately collateralized and that additional write-downs should not be necessary. Management continues to monitor the status of this relationship and intends to take action as appropriate. Management uses a procedure on a monthly basis for evaluating the adequacy of the allowance for loan loss. Based on that review management considers the allowance sufficient to cover expected loan losses.

Noninterest income increased to $4.6 million for the nine months ended September 30,1999 from $3.8 million for the same period for 1998. Significant increases include service charges and fees of $750,000; merchant fees of $247,000 and gain on sale of servicing of $119,000.

Noninterest expenses increased $976,000 to $13.4 million for the nine months ended September 30,1999 from $12.5 million for the same period for 1998. Salaries and employee benefits increased $993,000 to $6.1 million from $5.1 million due to increased staff size and furniture and equipment expenses increased $327,000 (including $190,000 of increased depreciation expenses). These increases were partially offset by decreases in litigation settlement of $525,000 and associated legal fees of $235,000, costs associated with the acquisition of Murdock Florida Bank of $541,000 and costs associated with the opening of the Ruskin branch of $67,000.

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART I.

ITEM 2. (continued)

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

Risks associated with year 2000 and contingency plan: Based on information currently available to the Company, the Company believes that the most reasonably likely worst case Year 2000 scenario with respect to the Company relates to the potential failure of third party data processing vendors to become Year 2000 compliant. The inability of these third party data processing vendors to complete their Year 2000 remediation processes in a timely fashion could result in delays in processing daily transactions and could result in a material adverse effect on the Company's results of operations and financial condition. The Company has developed a contingency plan to address potential failures in these systems. The Company believes that modifications to existing systems, conversion to new systems, and vendor compliance upgrades will be resolved on a timely basis.

Expenses related to year 2000 compliance. The Company's current assessment of cost associated with the completion of its Y2K Plan is not considered by management to be material to the Company's future operations. Through September 30, 1999, the Company has expended $71,000 on its Y2K Plan and anticipates additional costs of approximately $25,000, to be incurred in 1999. The cost of completing the Company's Y2K Plan and the dates on which all procedures will be completed are based on management's best estimates. These estimates were derived utilizing various assumptions about future events, including the continued availability of resources, external technology, modification plans and other significant factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those currently anticipated.

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART 1.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

One of the Company's primary objectives is to control fluctuations in the Economic Value of Equity ("EVE") caused by changes in interest rates. The Bank's Asset/Liability Committee ("ALCO") is responsible for addressing fluctuations in the EVE. The ALCO utilizes a model that takes into account and evaluates the market risk of the Bank's financial position. Market risk represents possible risk of loss from adverse changes in market prices and interest rates. ALCO monitors the impact of changes in the interest rates through the use of an EVE model. EVE is the net present value of the balance sheet cash flows. This measures a sudden increase or decrease in interest rates in 100 basis point increments and the effect of such change on the net present value of equity. The following table sets forth the estimated impact of immediate changes in interest rates as of September 30, 1999:



             RATE CHANGE                  EVE                   % CHANGE
             -----------               ---------                --------

                - 400                  $  52,593                  11.35%
                - 300                     49,766                   5.37
                - 200                     47,444                   0.45
                - 100                     46,387                  (1.79)
                    0                     47,231                   0.00
                + 100                     48,360                   2.39
                + 200                     49,610                   5.04
                + 300                     50,913                   7.80
                + 400                     52,251                  10.63

The preceding table indicates that at September 30, 1999, in the event of a sudden and sustained increase or decrease in market rates the EVE would be expected to increase, with the exception of a 100 basis point drop where the EVE would be expected to decrease. These changes are the result of repricing opportunities inherent in the balance sheet. Computations of forecasted efforts of interest rates are based on numerous assumptions, such as market interest rates, loan growth and prepayment, deposit maturities and retention and should not be relied upon as indicative of future results. Also, the computations do not take into effect any actions that the ALCO could undertake in response to changes in interest rates.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

         Not applicable this filing.


Item 2.   Changes in Securities and Use of Proceeds

         Not applicable this filing.


Item 3.   Defaults Upon Senior Securities

         Not applicable this filing.


Item 4.   Submission of Matters to a Vote of Security Holders

         Not applicable this filing.


Item 5.   Other Information

         On September 6, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Gold Banc Corporation, Inc., a Kansas corporation ("Gold Banc"), and Gold Banc Acquisition Corporation XI, Inc., a Kansas corporation which will be a wholly-owned subsidiary of Gold Banc ("Acquisition Subsidiary"), pursuant to which the Company will be merged with and into Acquisition Subsidiary. Concurrently with the execution of the Merger Agreement, on September 6, 1999, Gold Banc and all of the directors of the Company executed a Voting Agreement. For additional information regarding the terms and conditions of the Merger Agreement and the Voting Agreement, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on September 21, 1999 as referenced in Item 6(b) of this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

2.1     --    Agreement  and Plan of Reorganization, dated September 6, 1999, by and among  American  Bancshares, Inc., Gold Banc Corporation, Inc.
              and Gold Banc Acquisition Corporation XI, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on September 21,1999.

10.1    --    Voting  Agreement, dated September 6, 1999, by and among Gold Banc
              Corporation, Inc. and all of the directors of the Company, incorporated herein by reference to Exhibit 10.1 to the Company's
              Current Report on Form 8-K filed  with the Commission on September
              21, 1999.

10.2    --    American Bancshares, Inc. 1999  Stock Option and Equity Incentive
              Plan, dated March 23, 1999.*

----------------
*        Exhibit filed herewith.


(b)   Reports on Form 8-K

         A Current Report on Form 8-K was filed by the Company with the Commission on September 21, 1999 pursuant to Item 5 thereof to report the execution of a definitive Agreement and Plan of Reorganization, dated September 6, 1999, by and between American Bancshares, Inc., Gold Banc Corporation, Inc. and Gold Banc Acquisition Corporation XI, Inc. pursuant to which American Bancshares, Inc. will be merged with and into Gold Banc Acquisition Corporation XI, Inc.

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




                                            /s/      Jerry L. Neff
                                            -----------------------------------
                                            Jerry L. Neff, President and
                                            Chief Executive Officer


                                            Date: November 12, 1999
                                                 -------------------


                                            /s/      Brian M. Watterson
                                            -----------------------------------
                                            Brian M. Watterson
                                            Senior Vice President and
                                            Chief Financial Officer


                                            Date: November 12, 1999
                                                 -------------------